Form 10-Q
period 1995-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1995-05-15
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1995

                         Commission File Number 1-8893



                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    59-2501059
- ---------------------------------        ---------------------------------------
(State of other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)



     2501 S. Ocean Drive
     Hollywood, Florida                                   33019
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (305) 927-3080
                                                        --------------
                                NONE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [ X ]     NO [    ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                          Outstanding at March 31, 1995
- --------------------------------          -----------------------------
   Limited Partnership Units                   4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP




                                     INDEX


PART I.   Financial information

          Balance sheets -
            March 31, 1995 and
            September 30, 1994

          Statements of income -
            Three months and six months ended
            March 31, 1995 and 1994

          Statements of cash flows -
            Three months and six months ended
            March 31, 1995 and 1994

          Notes to financial statements

          Management's discussion and analysis
            of financial condition and results
            of operations

Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                      March 31,   September 30,
                                                        1995          1994
                                                    -----------    ----------
                                                    (unaudited)
              ASSETS

Cash                                               $   202,518    $  543,243
Mortgage notes and other receivables:
  Mortgage notes receivable                            284,118       383,215
  Other                                                 10,375       147,153
Property held for sale                               4,159,963     3,444,824
Other assets                                            95,950       131,434
                                                   -----------    ----------
                                                   $ 4,752,924    $4,649,869
                                                   ===========    ==========
      LIABILITIES AND EQUITY

Liabilities:
  Loan Payable, Union Bank                         $   957,022
  Accounts payable and accrued
    liabilities                                        374,120    $  542,966
  Estimated cost of development
    of land and property sold                           15,741       259,420


Equity:
  Partners' equity, 4,485,504 units
    outstanding                                      3,406,041     3,847,483
                                                   -----------    ----------
                                                   $ 4,752,924    $4,649,869
                                                   ===========    ==========


                       See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS AND SIX MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                 Three Months Ended      Six Months Ended
                                      March 31,               March 31,
                               ---------------------   -------------------
                                  1995       1994         1995      1994
                               ---------   ---------   ---------   -------

Revenues                       $  36,840   $  70,504   $  56,598   $ 215,972
                               ---------   ---------   ---------   ---------

Cost and expenses:

  Cost of sales                    --         79,681       --         79,681
  Selling, general and
    administrative expenses      257,775     223,622     450,465     398,304
  Depreciation and
    property taxes                24,625      26,280      47,575      53,819
                               ---------   ---------   ---------   ---------
     Total costs and expenses    282,400     329,583     498,040     531,804
                               ---------   ---------   ---------   ---------

Net Loss                       $(245,560)  $(259,079)  $(441,442)  $(315,832)
                               =========   =========   =========   =========

Net loss per unit              $   (0.05)  $   (0.06)  $   (0.10)  $   (0.07)
                               =========   =========   =========   =========

Weighted average number of
  units outstanding            4,485,504   4,485,504   4,485,504   4,485,504
                               =========   =========   =========   =========




                       See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS AND SIX MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                  Three Months Ended         Six Months Ended
                                       March 31,                March 31,
                                ----------------------   ----------------------
                                   1995         1994         1995        1994
                                ----------  ----------   ----------  ----------
Cash flows from operating
  activities:

  Cash was received from:
    Collections on sales
      and receivables           $   61,978  $   65,500   $  128,005  $  181,495
    Interest income                  8,692       7,472       64,184      44,349
    Sale of utility system          85,800     215,000       85,800     215,000
    Contractual settlement            --          --           --       119,000
    Other                            1,506       1,300        1,506       1,300
                                ----------  ----------   ----------  ----------
                                   157,976     289,272      279,495     561,144
                                ----------  ----------   ----------  ----------
  Cash was expended for:
    Selling, administrative
      and property taxes           234,501     170,058      404,426     617,398
    Improvements to property
      held for sale                407,970     147,322    1,172,058     303,812
                                ----------  ----------   ----------  ----------
                                   642,471     317,380    1,576,484     921,210
                                ----------  ----------   ----------  ----------
Net cash used in
  operating activities            (484,495)    (28,108)  (1,296,989)   (360,066)
                                ----------  ----------   ----------  ----------
Cash flow from investing
  activities:
    Purchase of property and
      equipment                      --         (3,918)        (758)     (3,918)
                                ----------  ----------   ----------  ----------
Cash flow from financing
  activities:
    Proceeds from loan payable,
      Union Bank                   345,128        --        957,022       --
                                ----------  ----------   ----------  ----------

Net decrease in cash              (139,367)    (32,026)    (340,725)   (363,984)
Cash, beginning of period          341,885   1,088,795      543,243   1,420,753
                                ----------  ----------   ----------  ----------

Cash end of period              $  202,518  $1,056,769   $  202,518  $1,056,769
                                ==========  ==========   ==========  ==========

                       See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



                                   Three Months Ended         Six Months Ended
                                       March 31,                 March 31,
                                 ---------------------     ---------------------
                                    1995         1994         1995        1994
                                 ---------   ---------     ---------   ---------
Net loss                         $(245,560)  $(259,079)    $(441,442)  $(315,832)
                                 ---------   ---------     ---------   ---------

Adjustments to reconcile net
  loss to net cash used in
  operating activities:

    Change in assets and
      liabilities:

      Increase in:
        Property held for sale    (420,989)   (115,736)     (715,139)   (271,126)

      Decrease in:
        Mortgage notes and
          other receivables        174,047     218,765       235,876     345,171
        Other assets                 1,955      19,760        36,244      32,938
        Accounts payable and
          accrued liabilities       84,639      60,087      (168,849)   (198,212)
        Estimated costs of
          development of land
          and property sold        (78,587)     48,095      (243,679)     46,995
                                 ---------   ---------     ---------   ---------

Total adjustments                 (238,935)    230,971      (855,547)    (44,234)
                                 ---------   ---------     ---------   ---------
Net cash flow used in
   operating activities          $(484,495)  $ (28,108)  $(1,296,989)  $(360,066)
                                 =========   =========   ===========   =========


                       See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS AND SIX MONTHS ENDED
                            MARCH 31, 1995 AND 1994




1. Interim financial statements:

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.


2. Income tax:

                  The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS AND SIX MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


Liquidity and Capital Resources

During the past fiscal year and last two quarters, the Partnership incurred substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. The time lag between development and ultimate sale resulted in a substantial net cash outflow during the periods. In addition, receipts from mortgage payments declined as purchase money mortgagees completed interest and amortization schedules. As a result, the Partnership's cash balances declined from $1.42 million at September 30, 1993 to $.54 million at September 30, 1994 to $.20 million at March 31, 1995.

During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, receivable collections and bank financing.

Management has previously indicated that it is considering the resumption of active business operations, rather than a continuation to conclusion of the Partnership's liquidation. As of this date, no decision has been reached, and, in any event, any such decision would require submission of various matters related thereto to a vote of the Partnership's limited partners. Management is continuing to consider the Partnership's alternatives in this regard.

Management believes that any decision concerning the resumption of business activities, as discussed in Item 1, will be made by June 30, 1995. If a decision is made to continue the Partnership's liquidation to conclusion, asset liquidations are expected to provide sufficient cash flow to fund the necessary operations to conclude the liquidation. If a decision is made to submit to Unitholders the question of continuing the Partnership's existence and resuming business activities, the partnership will be obliged, in connection with such resumption, to make adequate provision, through institutional financing or otherwise, to fund ongoing operations.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS AND SIX MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

Affect of Land Sales on Future Cash Flow

Assuming that the Partnership determines to continue to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1 -- Business -- "Competition." These conditions will continue to affect the realizable value of the Partnership's remaining land.

Certain of the Partnership's land in Palm Beach County located outside of the Village of Royal Palm Beach has been the subject of substantial regulatory concerns relating the land use issues, and the salability of such land has been adversely affected by doubts concerning the future availability of building permits. At the inception of the Partnership, such land, in the aggregate, was assigned appraised or estimated values aggregating approximately $1.7 million and is carried on the Partnership's balance sheet at $324,000. While the Partnership believes that all or a major portion of such land could ultimately be sold, aggregate realizable values cannot be estimated. It also remains possible, on the other hand, that continuing development and possible future road building activity in the vicinity of this land could have a favorable impact on the value of the land, although such impact is entirely speculative.

The Partnership has determined to develop portions of its remaining properties in order to enhance their ultimate selling price. Such development will continue whether or not the Partnership continues to liquidate, contingent upon the availability of financing. Management believes that such financing would be available on commercially acceptable terms.

Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Results of Operations:

The only significant difference in the Results of Operations between the six months ended March 31, 1995 and March 31, 1994 is the inclusion in "Other Income" for the 1994 period of the net proceeds of $119,000 received in settlement of certain contractual arrangements.

                          PART II - OTHER INFORMATION




ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K: None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ROYAL PALM BEACH COLONY,
                                                      LIMITED PARTNERSHIP

                                              By: Stein Management Company, Inc.
                                                  Managing General Partner




DATE:  May 12, 1995                           By:  /s/ Martin J. Katz
                                                   -----------------------------
                                                   Martin J. Katz, President