Form 10-Q
period 1995-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1995-08-11
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1995

                         Commission File Number 1-8893



                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
             ------------------------------------------------------
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

                           YES [ X ]     NO [    ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                          Outstanding at June 30, 1995
- --------------------------------          ----------------------------
   Limited Partnership Units                     4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP


                                     INDEX


PART I.   Financial information

          Balance sheets - June 30, 1995 and September 30, 1994

          Statements of income -
              Three months and nine months ended
              June 30, 1995 and 1994

          Statements of cash flows -
              Three months and nine months ended
              June 30, 1995 and 1994

          Notes to financial statements

          Management's discussion and analysis
          of financial condition


Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                     June 30,     September 30,
                                                       1995           1994
                                                   -----------     ----------
                                                   (unaudited)
ASSETS

Cash                                               $   255,724     $  543,243
Mortgage notes and other receivables:
  Mortgage notes receivable                            292,698        383,215
  Other                                                138,500        147,153
Property held for sale                               4,393,157      3,444,824
Other assets                                           196,462        131,434
                                                   -----------     ----------
                                                   $ 5,276,541     $4,649,869
                                                   ===========     ==========

LIABILITIES AND EQUITY

Liabilities:
  Mortgage Payable, bank                           $ 1,010,513            --
  Mortgage, general partner                            500,000            --
  Accounts payable and accrued
    liabilities                                        672,962     $  542,966
  Estimated cost of development
    of land and property sold                           14,941        259,420


Equity:
  Partners' equity, 4,485,504 units
    outstanding                                      3,078,125      3,847,483
                                                   -----------     ----------
                                                   $ 5,276,541     $4,649,869
                                                   ===========     ==========

                       See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                ---------------------   ----------------------
                                   1995        1994        1995        1994
Revenues                        $  10,666   $ 390,362   $   67,264  $  606,334
                                ---------   ---------   ----------  ----------

Cost and expenses:

  Cost of sales                      --       245,367         --       325,048
  Selling, administrative
    and other expenses            292,086     226,349      742,551     624,653
  Depreciation and
    property taxes                 46,496      27,310       94,071      81,128
                                ---------   ---------   ----------  ----------
      Total costs and expenses    338,582     499,026      836,622   1,030,829
                                ---------   ---------   ----------  ----------

Net loss                        $(327,916)  $(108,664)  $ (769,358) $ (424,495)
                                =========   =========   ==========  ==========

Net loss per unit               $   (0.07)  $   (0.02)  $    (0.17) $    (0.09)
                                =========   =========   ==========  ==========

Weighted average number of
  units outstanding             4,485,504   4,485,504    4,485,504   4,485,504
                                =========   =========   ==========  ==========


                       See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                 Three Months Ended         Nine Months Ended
                                     June 30,                 June 30,
                                ----------------------    --------------------
                                   1995         1994         1995        1994
                                ----------   ---------    ----------   -------
Cash flows from operating activities:

  Cash was received from:
    Collections on sales
     and receivables            $    16,671  $   61,999   $  144,676  $  243,494
     Interest income                  6,339       4,331       70,523      48,680
    Sale of utility system              -           -         85,800     215,050
    Other                               200      55,291        1,706     175,541
                                -----------  ----------   ----------  ----------
                                     23,210     121,621      302,705     682,765
                                -----------  ----------   ----------  ----------

  Cash was expended for:
    Selling, administrative
      and property taxes            245,954     212,020      650,380     829,418
    Improvements to property
      held for sale                 260,022     204,246    1,432,080     508,058
                                 ----------  ----------   ----------  ----------
                                    505,976     416,266    2,082,460   1,337,476
                                 ----------  ----------   ----------  ----------

Net cash used in
  operating activities             (482,766)   (294,645)  (1,779,755)   (654,711)
                                 ----------  ----------   ----------  ----------

Cash flow from investing activities:
  Purchase of property and
    equipment                          --        (4,255)        (758)     (8,173)
  Investment costs                  (17,519)       --        (17,519)       --
                                 ----------  ----------   ----------  ----------

  Net cash used in investing
    activities                      (17,519)     (4,255)     (18,277)     (8,173)
                                 ----------  ----------   ----------  ----------

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                 Three Months Ended         Nine Months Ended
                                     June 30,                 June 30,
                                ----------------------    --------------------
                                   1995         1994         1995        1994
                                ----------   ---------    ----------   -------
Cash flow from financing activities:
  Proceeds from loan payable:
    Mortgage payable, bank           53,491        --      1,010,513        --
    Mortgage Payable, general
      partner                       500,000        --        500,000        --
                                 ----------  ----------   ----------  ----------
    Net cash provided by
      financing activities          553,491        --      1,510,513        --
                                 ----------  ----------   ----------  ----------

Net increase (decrease) in cash      53,206    (298,900)    (287,519)   (662,884)

Cash, beginning of period           202,518   1,056,769      543,243   1,420,753
                                 ----------  ----------   ----------  ----------

Cash end of period               $  255,724  $  757,869   $  255,724  $  757,869
                                 ==========  ==========   ==========  ==========


                       See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                         June 30,                  June 30,
                                      1995        1994         1995        1994
                                   ---------   ---------   -----------   ---------
Net loss                           $(327,916)  $(108,664)  $  (769,358)  $(424,495)
                                   ---------   ---------   -----------   ---------

Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:

  Provision for doubtful
    accounts                         (24,250)      --          (24,250)      --

  Change in assets and
    liabilities:

     Increase in:
       Property held for sale       (233,194)      4,459      (948,333)   (266,667)

     Decrease in:
       Mortgage notes and
       other receivables            (112,456)   (254,057)      123,420      91,112
     Other assets                    (82,993)    (74,136)      (46,749)    (41,197)
     Accounts payable and
       accrued liabilities           298,843     111,091       129,994     (87,121)
     Estimated costs of
       development of land
       and property sold                (800)     26,662      (244,479)     73,657
                                   ---------   ---------   -----------   ---------

Total adjustments                   (154,850)   (185,981)   (1,010,397)   (230,216)
                                   ---------   ---------   -----------   ---------

Net cash flow used in
  operating activities             $(482,766)  $(294,645)  $(1,779,755)  $(654,711)
                                   =========   =========   ===========   =========

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1995 AND 1994


1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.


2. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

Liquidity and Capital Resources

During the past fiscal year and last three quarters, the Partnership incurred substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. The time lag between development and ultimate sale results in a substantial net cash outflow during the periods. In addition, receipts from mortgage payments declined as purchase money mortgagees completed interest and amortization schedules.

In June, 1995 the Partnership increased its line of credit with Union Bank from $975,000 to $2,175,000 in order to complete the development of certain residential lots the Partnership intends to offer for sale. In addition, in June, 1995 the Partnership borrowed $500,000 from Hasam Realty L.P., one of its general partners, repayable in one year. It is anticipated that such borrowings, together with projected receivables collections, will provide sufficient working capital pending the completion of development activities on portions of its land and the resumption of land sales.

The Partnership has previously indicated that it was considering the resumption of active business operations. During May, 1995 the Partnership announced an agreement in principle with Regency Homes, Inc., a privately owned builder with operations focused in Southern Florida, which contemplates a merger of the two entities. The parties are currently negotiating the terms of a definitive agreement which, if consummated, would result in Unitholders of the Partnership acquiring approximately 37.5% of the combined entity. The transaction is subject, among other matters, to approval by a majority of the Partnership's Unitholders. Management believes that any such transaction would include provision for adequate financing for the combined entity's ongoing operations.


Affect of Land Sales on Future Cash Flow

Assuming that the Partnership determines to continue to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1 -- Business -- "Competition" of the Company's Report on Form 10-K for the year ended September 30, 1995. These conditions will continue to affect the realizable value of the Partnership's remaining land.

Certain of the Partnership's land in Palm Beach County located outside of the Village of Royal Palm Beach has been the subject of substantial regulatory concerns relating to land use issues, and the salability of such land has been adversely affected by doubts concerning the future availability of building permits. At the inception of the Partnership, such land, in the aggregate, had appraised or estimated values aggregating approximately $1.7 million and is carried on the Partnership's balance sheet at $324,000. While the Partnership believes that all or a major portion of such land could ultimately be sold, aggregate realizable values cannot be estimated. It also remains possible, on the other hand, that continuing development and possible future road building activity in the vicinity of this land could have a favorable impact on the value of the land, although such impact is entirely speculative.

The Partnership has determined to develop portions of its remaining properties in order to enhance their ultimate selling price. Such development will continue whether or not the Partnership continues to liquidate, contingent upon the continued availability of financing. Management believes that such financing will continue to be available on commercially acceptable terms.

In the event that the Partnership effects a business combination with Regency Homes, Inc. (see "Liquidity and Capital Resources"), the cash flow of the resulting entity will relate largely to the construction business of the ongoing operation, and the financing requirements of such business will therefore depend upon factors which do not relate to the Partnership's current operations.


Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.


Results of Operations

The three months ended June 30, 1994 included land sales in the amount of $310,000 compared to no such sales in the current quarter.

Revenues for the nine months ended June 30, 1994 includes $119,000 received in settlement of certain contractual arrangements.

The increases in selling, administrative and other expenses are generally attributable to costs related to the consideration of the resumption of active business activities.

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


                                                   ROYAL PALM BEACH COLONY,
                                                      LIMITED PARTNERSHIP

                                         By:      Stein Management Company, Inc.
                                                  Managing General Partner




DATE: August 11, 1995                     By:  /s/ Martin J. Katz
      ---------------                         ----------------------------------
                                                Martin J. Katz, President