Form 10-K
period 1995-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1996-03-01
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1995
                          Commission File Number 1-8893


                            ROYAL PALM BEACH COLONY,
                               LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    59-2501059
---------------------------------        ---------------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


      2501 S. Ocean Drive
      Hollywood, Florida                                   33019
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (305) 927-3080


           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
         Title of Each Class                         on which Registered
         -------------------                        ---------------------
      Limited Partnership Units                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [ X ]      NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the limited partnership units held by non-affiliates of Registrant computed by reference to the closing price of the Units on the American Stock Exchange at December 31, 1995 was approximately $1,722,770. The Exchange halted trading in Partnership Units on January 16, 1995 pending review of this Report. See Item I.

                                     PART I


Item 1. Business

(a) GENERAL DEVELOPMENT OF BUSINESS

Royal  Palm  Beach  Colony,   Limited  Partnership  (the  "Partnership"  or  the
"Registrant") was organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership is a successor to Royal Palm Beach Colony, Inc., (the "Predecessor Company") a Florida corporation organized in 1963. Pursuant to a Plan of Complete Liquidation (the "Plan"), the Predecessor Company transferred all of its assets, subject to all of its liabilities, to the Partnership in exchange for a number of partnership units ("Units") exactly equal to the number of shares of common stock of the Predecessor Company outstanding on July 11, 1985 (the "Effective Date"). On the Effective Date, the Units were distributed to the former holders of common stock of the Predecessor Company on the basis of one (1) Unit for each share of common stock of the Predecessor Company. The Partnership, as a successor to the Predecessor Company, has registered its Units under Section 12 (b) of the Securities Exchange Act of 1934. Under the Amended Agreement of Limited Partnership of the Registrant, the term of the Partnership expires December 31, 2005, unless extended by vote of a majority of the partnership units.

AMERICAN STOCK EXCHANGE LISTING On January 16, 1996 the American Stock Exchange halted trading in the Partnership's Units pending filing of this Form 10K and review thereof by the Exchange. The Exchange also advised the Partnership that it did not currently meet the Exchange's listing standards and that no assurance could be given that trading in the units would resume. Management believes that a market for the Partnership's Units may develop over-the-counter if the Units are not permitted to trade on the Exchange, but there can be no assurance that such market will develop.

Results of Liquidation Activities

The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company.

Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $65,116,575. As of January 31, 1996, the Partnership had distributed an aggregate of $29,156,000, or $6.50 per Unit, to the general and limited partners. See Item 5 -- Market for the
Registrant's Common Equity and Related Stockholder Matters -- "Prior Distributions."

As of September 30, 1995, the Partnership's remaining assets consisted principally of; (1) mortgages having aggregate principal balances of $285,801 and which are included in the balance sheet in the item "Mortgage Notes Receivable" (net of deferred profit of $49,648 -- see Note 2 to the financial statements); (2) a 165 acre tract of land in the Village of Royal Palm Beach (the "Village"), (a portion of which is now under development: see Item 2 -- Properties -- "Village of Royal Palm Beach"), which land was reacquired in January, 1992 by foreclosure of a mortgage and which is included in the balance sheet at $3,767,818 (this tract is hereinafter referred to as the "Crestwood" tract), (3) unsold land in Palm Beach County, Florida which is included in the balance sheet at its book value of $487,582, (4) a tract of land in the Village reacquired by foreclosure in 1993 and included in the balance sheet at $287,197,
(5) contingent receivables relating to a prior sale of utility assets with a maximum future undiscounted value of $5,945,000 (which amount, other than $432,800 earned as of September 30, 1995 but not paid to the Partnership until January, 1996, has not been included in the balance sheet due to its contingent nature -- see Note 11 to the Financial Statements), and (6) cash in the amount of $83,902. Through January 31, 1996, there had been no material changes in the Partnership's real estate assets.


Factors Affecting Future Operations and Distributions

The availability of cash for distribution in the future will depend upon a variety of factors not currently determinable.

(1)  Recent Efforts to Resume Active Business Activities

In early 1992, a large portion of the Partnership's remaining land consisted of the undeveloped 165 acre "Crestwood" Tract described above, which had been sold during the process of the Partnership's liquidation but reacquired by the Partnership in 1992 when the purchaser was unable to service the interest and amortization payments to the Partnership on a $5,039,952 purchase money mortgage. Management's attempts to remarket the Crestwood Tract on a bulk basis were unsuccessful. Management perceived that due to changes in the market for real estate in southern Florida, the Crestwood Tract would continue to be difficult to market at acceptable prices. Among other factors depressing the local market was the "overhang" of large undeveloped tracts which were on the market as the result of bank insolvencies.

Management also concluded that the market for developed land -- defined for purposes of this discussion as buildable lots which have been properly zoned and developed with grading, roads and utility lines brought to the property boundaries -- was tightening, with local and national builders competing for a shrinking supply of such developed land. With the liquidation of the Partnership having progressed to the point at which the major portion of the Partnership's assets had been liquidated, management began to consider the most effective means to maximize unitholder value with respect to the balance of the Partnership's assets.

After study, management concluded that the Partnership's continuing liquidation should proceed along two tracks.

First, it was determined that unitholder values could most effectively be increased if some or all of the Crestwood Tract were temporarily withheld from sale and selectively developed. In the judgment of management, the prospective incremental increase in selling prices of developed land over amounts which might reasonably be anticipated from the sale of the land in its raw state would substantially exceed the cost of developing such land, and warranted investment of a portion of the Partnership's cash assets in development activities. Management therefore commenced the development of one portion of the Crestwood Tract, consisting of 178 lots zoned for single family housing, in order to enhance its sale value. Management's decision to commence development was influenced, in part, by an appraisal obtained in 1992 of the Crestwood Tract which indicated that such tract had a then current fair market value in the approximate amount of $4,500,000 and could have a significantly higher value if rezoning and re-permitting work were accomplished. Management was further of the opinion that the Crestwood Tract would have an indefinite but substantially higher value if developed with roads and a utility infrastructure. See Item 2 -- Properties -"Village of Royal Palm Beach."

Second, management concluded that generally strengthening conditions in the south Florida real estate market might present an opportunity to the Partnership to capitalize on its status as a publicly traded entity. In early 1994 the Partnership retained a private consultant to determine whether unitholder values could further be enhanced by utilizing the Partnership's cash and remaining land as a vehicle for the resumption of active business operations, either in the land development business or by expanding its activities into home building and other real estate-related fields. Management also wished to obtain an independent review of its assumption that the market value of the Partnership's units might be enhanced over time were the Partnership to convert from a liquidating to an active business mode.

Management also concluded that its decision to develop portions of its remaining Palm Beach County real estate would be consistent either with a decision to proceed with the Partnership's complete liquidation, to resume business operations, or to complete its liquidation by acquiring and distributing to unitholders the securities of another entity in connection with a business combination. It therefore proceeded with the development plans described above, and at the same time explored the business and tax implications of the resumption of business activities and/or business combination with another entity. The progress of such land development, and financing recently obtained therefor, is discussed under Item 2 -- Properties -- "Village of Royal Palm Beach."

Management ultimately concluded that the most logical course for the Partnership to follow would involve the addition of home building operations. In furtherance of this objective, the Partnership, during the summer of 1994, retained a locally recognized consultant to the home building industry to assist it in identifying possible affiliations in south Florida. After several potential affiliations were identified, a memorandum of understanding was executed with Regency Homes, Inc., a prominent, privately-owned South Florida home builder. The memorandum envisioned a business combination in which the Regency shareholders, and the Partnership would have acquired 62.5% and 37.5%, respectively (later modified to 60% and 40%, respectively) of a new entity, followed by distribution of the Partnership's shares to its unitholders and liquidation of the Partnership. However, after protracted negotiations over the terms of the agreement and several downward modifications of Regency's original earnings projections, negotiations with Regency were suspended in early December 1995 and terminated in late December, 1995.

While management continues to explore the possibility of a business combination with an operating business, the Partnership is proceeding with the liquidation of the its remaining assets, and, in connection therewith, continuing to develop the residential lots in the Crestwood tract. The status of such dispositions and development is discussed in Item 2 below.

(2)  Cash Available for Distribution

Whether or not the Partnership resumes active business activities, management intends to continue to invest in the development of portions of the Partnership's remaining land in Palm Beach County as a means of achieving a higher return upon sale. Because of the cash requirements for such land development activities in 1995, together with cash expenditures in connection with the proposed transaction with Regency Homes, Inc. and normal operating expenses, no cash was available for distribution in 1995 and it is considered doubtful that cash will be available for distribution in 1996. See Item 7 -- Management Discussion and Analysis of Financial Condition -- Liquidity and
Capital Resources. If the Partnership ultimately determines to carry its liquidation to conclusion, the timing of the resumption of liquidating distributions will depend largely upon its ability to dispose of its remaining land, developed or undeveloped, and future collections of contingent receivables relating to a prior sale of a utility plant. See Item 2 -- Properties --
"Utility Contingent Receivable" for a discussion of other factors affecting future distributions. If management determines that the Partnership should continue in business, the form in which the Partnership does business, and the form in which present unitholders hold an equity position, could also change. Management is unable to predict the distribution policy of the Partnership if it resumes active business activities or the distribution policy of any business entity which might result from the combination of the Partnership with another entity. However, management considers it more likely than not that the Partnership will complete its liquidation without engaging in a business combination with another entity.


(b) Financial Information About Industry Segments

Not applicable.

(c) Narrative Description Of The Business

Regulation

Development and sales operations of the Partnership or by potential purchasers of real estate from the Partnership have been subject to regulation by a number of local, state and federal agencies concerning the nature and extent of improvements, and compliance with zoning regulations, building codes, health requirements and environmental protection. The Partnership believes that it has been in substantial compliance with all such laws and regulations which affect its properties and that it has developed the properties to the extent required by contract or law. If such laws or regulations are amended, in particular those concerning environmental protection, the cost of compliance could be increased. Reference is made to the discussion concerning the impact of land use regulatory issues affecting salability of certain properties remaining in Palm Beach County in Item 2 -- Properties -- "Acreage in the Vicinity of the Village."

Competition

The real estate business conducted by the Partnership is highly competitive. The Partnership's sales of its remaining land will compete with surrounding developments, and with owners of tracts of land in the area of all its properties. There are substantial tracts of vacant land and land under development in the general area of most of the Partnership's remaining real estate. These competitive considerations could affect the decisions of potential purchasers of the Partnership's remaining properties.

The Partnership has historically marketed its properties through direct mail advertising to major brokers and developers, advertisements in major regional newspapers and direct contacts between officers of the Managing General Partner and real estate developers and brokers. The Partnership is currently marketing its remaining properties through local real estate brokers, including Randy Rieger, who also served as interim Vice President and Chief Operating Officer of the Partnership's managing general partner between September 1995 and February 1996. See Item 13 -- "Certain Relationships and Related Transactions."


Impact of General Economic Conditions

The development and sale of real estate occurs within a historically cyclical market, and is significantly influenced by general economic conditions. Sales of housing units and sales of tracts to builders are particularly affected by the costs and availability of mortgage financing and the rise and fall of interest rates in general. Interest rates have moved in a narrow range during the past year, and declined slightly in December 1995. If significant increases occur in the future, the real estate market could suffer as a result.


Personnel

As of January 31, 1996, Stein Management Company, Inc. ("Steinco") the Managing General Partner, employed 3 persons.

Office Facilities

The Partnership's executive headquarters are located at 2501 S. Ocean Drive, Hollywood, Florida 33019. The premises are owned by an affiliate of Hasam Realty Limited Partnership ("Hasam L.P."), a general partner of the Partnership, and are being made available to the Partnership as an accommodation without charge.

Item 2.  Properties

Palm Beach County, Florida

The Company originally owned approximately 28,000 acres in Palm Beach County, in southeastern Florida, approximately 4,200 of which were located within the Village.

The Village of Royal Palm Beach

The village, an incorporated municipality, is approximately eight miles from the Palm Beach International Airport and eleven miles west of Palm Beach. Two major area highways, Southern Boulevard and Okeechobee Road, lead directly from Palm Beach through West Palm Beach to the Village. The Village has a population of approximately 16,000 and is primarily residential. The Village has been developed in accordance with a master plan and includes schools, shopping facilities, community recreation areas, and its own police and fire departments.

Although the Partnership had previously sold all of its land in the Village, it reacquired in 1992, through foreclosure of a defaulted purchase money mortgage, the 165 acre Crestwood Tract of undeveloped land in the Village. When reacquired, the Crestwood Tract was zoned and preliminary approval had been obtained for the development of 172 single-family homesites (the "Single Family Tract") and 625 multi-family units. The Crestwood Tract is bisected by a principal Village road and has access to all utilities, but was otherwise undeveloped with the exception of the existence of portions of a drainage system.

Commercial Tract within the Crestwood Tract

In order to enhance the value and salability of the Crestwood Tract, the Partnership has obtained the rezoning of a 28 acre portion of the multi-family zoned property in the Crestwood Tract to permit the Partnership to offer such portion for sale as a shopping center site. The Partnership expects to receive site-plan approval in mid-1996. The Partnership has executed an agreement to sell this portion to an unaffiliated shopping center developer ("Purchaser") in four phases. The first phase relates to an 11.8 acre tract to be sold for $3.00 per square foot (approximately $1,542,024 subject to final survey), with a closing subject to soil testing, availability of sufficient utility connections, environmental matters, final site-plan approval by June, 1996 and approval of the premises by a major supermarket chain as a site for a new supermarket. In addition, the Purchaser has an inspection period ending in May, 1996 during which Purchaser can terminate the agreement if it determines that the property is not suitable for Purchaser's purposes. All conditions to closing must be satisfied and the closing must occur ("First Closing") on or before December 31, 1996. The Purchaser's only liability for failure to close will be its loss of an initial deposit of $15,000, plus additional deposits aggregating $55,500 required if the inspection period expires, the supermarket chain approves the site, and the Purchaser does not terminate the agreement.

The second and third phases consist of two parcels which are covered by the rezoning process referred to above and adjoin the shopping center site, but as to which building permits are not expected to be available for approximately four years. As to such parcels, the Partnership has agreed, during a five-year period following the First Closing, to accord an option to Purchaser to acquire the parcels, with the price to be paid dependent on the terms upon which the Purchaser leases or sells such parcels to an unaffiliated third party. In such event the Purchaser will pay to the partnership, (i) in the event of a lease, a sum equal to the five times the average annual rental under the lease, and (ii) in the event of a sale, 50% of the net proceeds of the sale; provided that the partnership is not required to accept less than $3.50 per square foot. If the Partnership obtains an unsolicited offer to lease or purchase the parcels ("Third Party Offer") which the Partnership desires to accept, the Purchaser may exercise a right of first refusal in which case the Partnership must accept (i) in the event of a lease, a sum equal to five times the average annual rental to be paid during the first five years of the proposed lease, and (ii) in the event of a sale, 50% of the net proceeds the Partnership would have received under the Third Party Offer.

The fourth phase relates to a 14-acre parcel as to which rezoning from the current multi-family to commercial use is not considered feasible for several years. The Purchaser has been granted an option ending four years after the First Closing to acquire this parcel at $3.50 per square foot (approximately $2,129,000 subject to survey). The Partnership is entitled to make an earlier sale of this parcel, commencing two years after the First Closing, for multi-family residential purposes only, and for a price which is less than the option price, subject to the Purchaser's right of first refusal at the same price.

Randy Rieger, who became vice-president of the Partnership's managing general partner in September, 1995 for an interim period following the death of its President, is entitled to a commission of 10% of the net proceeds to the Partnership on all of the above-described transactions. See Item 13.

In addition, as a result of management's decision to develop portions of the Crestwood Tract, the Partnership has replanned the configuration of the entire tract. This project included a redesign of the Single Family Tract, and the Partnership has now received final plat approval to increase to 198 the number of lots which may be developed in the Single Family Tract. "Development," as such term is applied to single-family lots, entails the completion of all necessary zoning, land use, environmental and other required regulatory procedures, the installation of roads and utility connections to each lot and the provision of drainage facilities.

The Partnership has recently completed the off-site utility infrastructure for the entire Crestwood Tract. The cost of such construction approximated $975,000. This construction was financed with the proceeds of a $975,000 construction loan from Union Bank of Florida, ("Union Bank Loan " -- See Item 13 -"Certain Relationships and Related Transactions"). See Item 7 -Management Discussion and Analysis -- "Liquidity." Under the terms of the Union Bank Loan, the Partnership is paying interest at a rate equal to 2% above the bank's prime lending rate. The Union Bank's aggregate commitment in respect of the Residential Tract is $2,175,000. The Union Bank Loan, which is secured by a first mortgage on the 1978 undeveloped homesites, is due in full on July 1, 1997. Individual lots may be released from the mortgage upon sale upon a prepayment of $20,000 per lot.

The Partnership is developing the residential lots in three phases, of which the first phase, comprising 32 lots, is currently being developed with on-site improvements. financed by $350,000 in additional borrowings under the Union Bank Loan. Four of the residential lots in the first phase have already been purchased by Regency Homes, Inc. for the sum of $35,000 per lot, and the balance of 28 lots are subject to an option in favor of Regency at $36,000 per lot for the 14 remaining waterfront lots and $30,000 for the 14 remaining "dry" lots (an additional $924,000 if all options are exercised). In order to preserve the option, Regency must purchase a minimum of three lots per month commencing in May, 1996. The agreement with Regency Homes, Inc. was unrelated to and not contingent upon the merger described in Item 1 -- Recent Efforts to resume Active Business Operations.

The Partnership proposes to finance on-site development of the balance of the Single Family Tract, anticipated to cost in the range of $1.9 million, with the balance of the borrowing available under the Union Bank Loan and public bond financing through the Indian Trail Water Control District (the "District"), which the Partnership anticipates will produce net available funds of approximately $1,000,000. Union Bank is not obliged to fund the balance of its commitment unless bond issue proceeds of a minimum of $1,000,000 are realized. The District has adopted the Partnership's proposed development plan, a court-appointed commission has reported favorably upon such plan and the District has authorized the initiation of procedures with a view to issuance of the bonds. The Partnership intends to seek issuance of the bonds during mid-spring of 1996. The District's ability to sell such bonds will be subject to financial market and other variable factors which cannot be predicted at this time. The Partnership's ability to proceed with on-site development of these sites would be adversely affected if such bank and/or bond financing proves to be unavailable. The additional financing anticipated from Union Bank could be deferred or said bank's obligation to make further advances could expire without further funding if the Partnership does not sell at least 20 single-family lots in first 32-lot phase on or before May, 1996. In turn, the Partnership's ability to meet this schedule depends upon the rate at which Regency Homes, Inc., which holds options on these lots, is able to sell and construct homes thereon. Regency has the right to defer additional purchases until May 1996 without losing its options. Management believes that the market for homes on such lots is currently strong.

In March, 1993 the Partnership reacquired a separate tract of five acres in the Village by accepting a deed in lieu of foreclosure on a mortgage with a principal balance of $300,000 (See Item 7 --"Foreclosure Transactions"). This parcel is bordered by a golf course and a principal Village road, is zoned for approximately 100 multi-family residential units and is being offered for sale in its present state without further development.

Included in Property Held For Sale at September 30, 1995 is the net carrying value of a mortgage note receivable having a net carrying value of $137,614 on which foreclosure action has been commenced. Management is of the opinion that the realizable value of the underlying property is in excess of the current book value of the mortgage.

Utility Contingent Receivable

In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Predecessor company received $2,510,000 on closing, and was entitled to future payments to a maximum of $10,900,000 as future connections, measured by consumption increases, were made to the system over a period ending August, 2001. As of September 30, 1995, $5,708,000 had not been received or earned. The Utility Contract also provided for contingent extension periods aggregating not more than three additional years to compensate for possible future governmental building moratoriums or water use restrictions. The Partnership's consultants have advised it that the term has been extended through 2003 as a result of water usage restrictions imposed by the South Florida Water Management District in 1990 and 1991 and moratorium actions taken by the Village of Royal Palm Beach in 1985 and 1986. The Utility Contract also calls for payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $262,657 has already been received. It is not possible to predict the amount or timing of future revenues to the Partnership under this program.

To date, the Partnership has received the following Utility Contract payments:

                                           Amount Received Based On
                                       ---------------------------------
Fiscal Year Ended                      Consumption            Guaranteed
September 30,                           Increases              Revenues
-----------------                      -----------            ----------
1984                                     $919,000
1985                                      830,000
1986                                      637,000
1987                                      859,000
1988                                      240,000             $ 30,000
1989                                      761,000               45,000
1990                                          -0-               35,000
1991                                      293,000               21,000
1992                                      357,000               37,000
1993                                      168,000               47,000
1994                                       58,000               27,000
1995*                                     413,000               20,000
                                       ----------             --------
Total                                  $5,535,000             $262,000
                                       +=========             ========

----------------------------------
*Paid in January, 1996.

The Utility Contract with extensions management believes have already accumulated will expire in 2003, subject to extensions of up to one additional year. The ability of the Partnership to realize the maximum price is dependent upon the rate at which the population in the Village grows, and levels of water consumption which in turn depends upon economic, social and climatic factors which cannot be predicted. Historically, water consumption tends to increase based upon increases in population. During most of fiscal 1990, however, due to drought conditions existing in most Southern Florida, the South Florida Water Management District imposed mandatory water usage restrictions. The imposition of these restrictions resulted in a decrease in aggregate water consumption in the area from which the Partnership's receipts are projected while population was increasing.

Management believes that there remain sufficient potential new home water hookups in the area served by the utility to enable the Partnership to realize the maximum remaining $5,708,000 in contingent payments under the Utility Contract. There can be no assurance that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount or even a substantial portion of such payments prior to the expiration of the contingent payment term.


Acreage in the Vicinity of the Village

Substantially all of the property previously owned by the Predecessor Company in Palm Beach County outside of the Village limits, originally aggregating approximately 23,800 acres, was sold under the Predecessor Company's retail installment sales program, which terminated prior to the inception of the Partnership. The Partnership currently retains a tract of approximately 483 acres, and additionally holds approximately 206 one-acre lots, located approximately eight miles northwest of the Village.

The 206 lots have been improved with graded unpaved access roads and drainage facilities. The Partnership has not sold any of these lots. The timing of future sales of these lots, the manner in which they may be developed and the ultimate realizable prices for these lots are dependent upon a complex and interrelated number of factors arising out of governmental regulations concerning permissible land use.

Palm Beach County has adopted land development regulations under which new development will not be permitted unless adequate public facilities (such as roads) will be in place concurrently with the impacts of such development. The Indian Trail Water Control District ("District") is currently preparing a revised drainage plan which would result in an exemption for such 206 lots from further compliance with such concurrency requirements and would allow the issuance of building permits for single-family residences on such lots. Such plan has been opposed by other governmental agencies, however, and it is uncertain whether the plan will be adopted. If the plan is not approved these lots may not be usable for residential purposes. Further, even assuming a favorable result, the administrative process leading to the availability of building permits cannot be expected to be completed before mid-1998. However, management is of the opinion that the realizable value of these lots, in the aggregate, is in excess of its current book value of $132,754.

The 483-acre tract had been reserved for use by the District, in part, as a water retention area for such revised drainage plan. The Partnership is presently evaluating possible alternative uses of this tract, which contains a significant amount of wetlands. Since the use of this land is also dependent on the extension of roads, and development activity on this tract may meet with opposition from governmental agencies concerned with wildlife and wetlands preservation, it is not possible to estimate the realizable value of this land. However, management is of the opinion that its realizable value is in excess of its current book value of $213,421.

Elsewhere in the vicinity of the Village the Partnership previously held a disputed claim to approximately 24 acres of undeveloped land. This claim had not originally been accorded value on the Partnership's balance sheet and was considered to have little or no value. During 1994, in connection with the resolution of this claim with adjoining land owners, and in order to give value to such claim, the Partnership relinquished a portion of its claim, acquired 5 adjoining acres for $141,879, and executed a joint development agreement with one of such adjoining landowners relating to the Partnership's acreage and such landowner's acreage (comprising approximately 22 acres in the aggregate of which the Partnership now owns approximately 12 acres). The Partnership and the joint developer have recently entered into an agreement to sell the entire combined parcel for a price of $1.90 per square foot, subject to survey, which would result in a gross selling price of approximately $1,820,808 of which the Partnership's share would be approximately $927,500. The sale is subject to the purchaser's ability to have the premises rezoned for use as a shopping center, approval of the premises as a site for a supermarket by a major supermarket chain, and the issuance of all necessary building and other permits, with a closing date (subject to all of the foregoing) no later than June 30, 1997. The agreement is also subject the ability of the Partnership to cause the owner of an adjoining residence, which is not owned by the Partnership or its joint developer, to sell such residence to the purchaser. There is no assurance that such permits will be obtained, nor can the Partnership predict whether the rezoning process, which involves proceedings before several governmental bodies, or the sale of the aforesaid residence, could be completed or obtained within the required time frame.


Hernando County, Florida

The Predecessor Company originally owned approximately 17,600 acres in Hernando County, Florida, located 56 miles from Tampa, with 13 miles of road frontage along U.S. Highway 19, a major area highway. In 1994 the Partnership sold a 14 acre tract in this area for $125,000. The Partnership presently retains approximately 20 acres in this area with negligible value.

Lake County,  Florida

The Predecessor Company originally owned approximately 12,300 acres in Lake County, Florida, located in Central Florida on the outskirts of the Ocala National Forest approximately 39 miles from Ocala and 6 miles from Deland. Lake County is predominantly rural with a population of approximately 14,000. At September 30, 1992, the Partnership owned no property in Lake County; however, in March of 1993 the Partnership accepted a deed in lieu of foreclosure on a mortgage on a 1400 acre portion of this property with a principal balance of $706,000. See Item 7 -- "Foreclosure Transactions." Approximately 1,000 acres of this property which are remote, undeveloped and may be unsuited for any development, were sold by the Partnership for a cash price of $350,000 in June, 1993. The balance of the tract was sold in 1994 in two transactions for prices aggregating $360,000, of which $248,000 was represented by a purchase money mortgage payable over a five year term. In November 1995 this mortgage having a principal balance of $222,471 and deferred profit of $48,958, was sold for $170,000.

Item 3. Pending Legal Proceedings.

There are no pending legal proceedings, other than routine and immaterial litigation incidental to its business, to which the Partnership is a party or to which its property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II


Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters

The Partnership's Units are listed on the American Stock Exchange. The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units as reported on the American Stock Exchange. See Item 1 -- Business - American Stock Exchange Listing.

The Partnership's Units were held by approximately 700 holders of record as of December 31, 1995. Based on its tax records, including beneficial owners, the Partnership believes that there are a total of approximately 1,500 unit holders.

Fiscal Year Ended September 30, 1995

                Quarter             High             Low
                -------             ----             ---
                First               15/16            3/4
                Second              1                13/16
                Third               2                13/16
                Fourth              1-11/16          1-3/8

Fiscal Year Ended September 30, 1994

                Quarter             High             Low
                -------             ----             ---
                First               1-1/16           3/4
                Second              1-3/16           7/8
                Third               1-1/16           7/8
                Fourth              7/8              13/16

Prior Distributions

The Partnership Agreement requires the Managing General Partner to consider quarterly whether the Partnership has Cash Available for Distribution in respect of the Partnership Units, and to make distributions unless the costs of the distribution would be disproportionately high in relation to the Cash Available for Distribution. "Cash Available for Distribution" in general means the excess cash held by the Partnership over anticipated expenditures and reserves for anticipated or contingent liabilities. The Partnership is not a party to any agreements which would restrict its ability to make future distributions. No distributions were made since December of 1992, in light of management's judgment that Partnership cash should be conserved and applied to the development activities discussed in Item 2, and, more recently, in light of the negotiations held in 1995 with a view to the resumption of active business operations as discussed in Item 1. It is unlikely that distributions will be made during fiscal 1996, although management, in reviewing the Partnership's use of cash, will consider the tax effect on partners in the event that the Partnership generates taxable income from its development and sale activities. See Item 1 -- "Factors Affecting Future Operations and Distributions."

At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of taxable income and loss and distributions since inception, the capital account and tax basis attributable to each Unit which has remained in the hands of an original Unitholder has been reduced to $2.04 as of September 30, 1995. Each person acquiring a Unit after inception has a tax basis in such Unit equal to the net price paid therefor. Such basis is thereafter increased by such Unit's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made. A distribution itself is not a taxable event except to the extent that the distribution reduces the Unitholder's basis below zero.

Section 17-607(a) of the Delaware Revised Uniform Limited Partnership Act provides generally that a limited partnership shall not make a distribution to a partner if, after giving effect to the distribution, all liabilities of the partnership exceed the fair value of its assets. A limited partner who receives such a distribution is liable to the limited partnership for the amount thereof, but only if such limited partner knew at the time of the distribution that distribution violated said Section 17-607(a). No claim based on any such wrongful distribution may be made more than three years after such distribution. In the normal course of events, however, the Managing General Partner does not anticipate that the liabilities of the Partnership immediately following any future distribution will ever exceed the fair value of its net assets. See also "Factors Affecting Future Operations and Distributions" under Item 1.

The Partnership has declared and paid the following liquidating distributions:

          Payment Date                                  Amount Per Unit
          ------------                                  ---------------
          April 15, 1986                                    $ .25
          August 15, 1986                                     .35
          December 15, 1986                                   .40
          January 15, 1988                                    .50
          July 15, 1988                                       .50
          January 15, 1989                                    .50
          July 17, 1989                                      1.00
          September 29, 1989                                  .75
          March 30, 1990                                      .75
          July 31, 1990                                       .50
          August 30, 1991                                     .50
          December 15, 1991                                   .25
          December 16, 1992                                   .25
                                                             ----
                                                             6.50

Item 6.  Selected Financial Data

The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:

                                                     Fiscal Years Ended September 30,
                                 ---------------------------------------------------------------------
                                   1995            1994            1993          1992           1991
                                 -------         -------         -------        -------        -------
Selected Income
Statement Data

Revenues ................        $   497         $   832         $ 1,717        $ 1,510        $ 3,649

Net income (loss) .......           (787)           (554)            773            398          1,395

Income (loss) per unit ..           (.18)           (.12)            .17            .09            .31

Selected Balance
Sheet Data

Total assets ............          5,425           4,650           5,090          5,361          6,409

Mortgage notes payable ..          1,511            --              --             --             --

Partners' equity ........          3,060           3,847           4,401          4,750          5,473

Cash distributions
   per unit .............            -0-             -0-             .25            .25            .50

Since the Partnership's sole business has been the disposition of its assets and the distribution of proceeds to its Unitholders, results in any period are not comparable with any other period and are not indicative of the results which may be anticipated in any future period. See Item 5 Prior Distributions (relating to prior returns of capital)

Item 7. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the fiscal year, the Partnership incurred substantial expenses in the planning and development of its properties in additional to normal ongoing administrative costs, but had no sales. The time lag between development and ultimate sale resulted in a substantial net cash outflow during the year. In addition, receipts from mortgage payments declined as purchase money mortgages completed interest and amortization schedules. During the year, however, the Partnership made net borrowings of $1,510,513. As a result, the Partnership's cash balances declined from $543,000 at September 30, 1994 to $84,000 at September 30, 1995.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, the bank financing described in Item 2 -- Properties -- "Village of Royal Palm Beach", land sales and contingent utility receipts described under Item 2 -- Properties -- "Utility Contingent Receipts," and, in the event of a deferral of land sales beyond currently anticipated dates, additional financing arrangements which management believes will be available from, or guaranteed by, Hasam Realty Limited Partnership, a general partner of the Partnership, or an institutional lender.

Affect of Land Sales on Future Cash Flow

Assuming that the Partnership continues to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1 -- Business -- "Competition." These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. See Item 2.

Certain of the Partnership's land in Palm Beach County located outside of the Village of Royal Palm Beach (see Item 2 -- Properties -- "Acreage in the Vicinity of the Village") has been the subject of substantial regulatory concerns relating to land use issues, and the salability of such land has been adversely affected by doubts concerning the future availability of building permits. At the inception of the Partnership, such land, in the aggregate, was assigned appraised or estimated values aggregating approximately $1.7 million and is carried on the Partnership's balance sheet at $346,000. The Partnership has obtained a recent appraisal of this property indicating a fair market value of $1,020,000; however, there can be no assurance that the property could in fact be sold for such amount, or as to the length of time which might be required to effect its sale. While the Partnership believes that all or a major portion of such land could ultimately be sold, aggregate realizable values cannot be estimated. It also remains possible, on the other hand, that continuing development and possible future road building activity in the vicinity of this land could have a favorable impact on the value of the land, although such impact is entirely speculative. For a discussion of the land use issues which could affect future development of this acreage see Item 2 -- Properties -- "Acreage in the Vicinity of the Village."

As indicated in Item 2, the Partnership has determined to develop portions of its remaining properties in order to enhance their ultimate selling price. Such development will continue whether or not the Partnership continues to liquidate, contingent upon the availability of financing, as discussed in Item 2 -- Properties -- "Village of Royal Palm Beach." Management believes that such financing would be available on commercially acceptable terms. As indicated under Item 1 -- "Factors Affecting Future Operations and Distributions," it is unlikely, in view of management's decision to continue development activities as an aid to the enhancement of ultimate liquidation proceeds, that distributions to partners will be made during fiscal 1996.

Foreclosure Transactions

Included in property held for sale at September 30, 1991 was the net carrying value of one mortgage note receivable in default which was considered to be an in substance foreclosure. The in substance foreclosure had been recorded by reclassifying the net carrying value of the receivable, $1,612,785, consisting of a mortgage note receivable of $5,039,952 less related deferred profit of $3,427,167 to property held for sale. During 1992 the underlying property on this mortgage note receivable, referred to previously in this report as "Crestwood," was reacquired by acceptance of a deed in lieu of foreclosure. Reacquisition costs amounted to approximately $132,000 and are included in property held for sale. The Crestwood Tract is described in detail under Item 2 -Properties -- "Village of Royal Palm Beach."

Included in property held for sale at September 30, 1992 is the net carrying value of two mortgage notes receivable in default which were considered to be in substance foreclosures, as follows:

(a) A mortgage having a principal balance of $137,614, secured by land in Palm Beach County, Florida. This property is described under Item 2 -- Properties -- "Palm Beach County." The Partnership recorded this transaction as an in substance foreclosure at September 30, 1995 by reclassifying the net carrying value of the receivable ($65,064), consisting of a mortgage note receivable of $137,614 less related deferred profit of $72,550, to property held for sale. Management believes that the fair market value of this property is excess of its carrying.

(b) The property securing the other mortgage in default, comprising approximately 5 acres in the Village (described in item 2 -- Properties -"Village of Royal Palm Beach") was reacquired by the Partnership by acceptance of a deed in lieu of foreclosure in March 1993. The Partnership recorded this transaction as an in substance foreclosure at September 30, 1992 by reclassifying the net carrying value of the receivable, $300,000 less costs, to property held for sale. The Partnership has obtained a recent appraisal of this property indicating a fair market value of $400,000; however, there can be no assurance that the property could in fact be sold for such amount, or as to the length of time which might be required to effect its sale.

Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties. See Item 1 -- Business -"Factors Affecting Future Operations and Distributions" and "Regulation" and Item 2 -- Properties -- "Acreage in the Vicinity of the Village."

Results of Operations

Revenues
                                              Fiscal Years Ended September 30,
                                      ----------------------------------------------
                                         1995              1994              1993
                                      ----------        ----------        ----------
Sales of land, net ...........               -0-        $  520,000        $  350,000

Recognized profit on
  installment and cost
  recovery sales (a) .........            31,000            18,000           958,000
 Interest income (b) .........            32,000            67,000           184,000
Sale of utility system (c) ...           432,000            86,000           215,000
Other (d) ....................             2,000           141,000            10,000
                                      ----------        ----------        ----------
Total revenues ...............        $  497,000        $  832,000        $1,717,000
                                      ==========        ==========        ==========

a) Recognized profit on installment and cost recovery sales decreased in 1995 and 1994 as collections of the Partnership's mortgage notes receivable related to sales reported on the installment and cost recovery basis were decreased.

b) Interest income decreased from 1993 to 1994 as the Partnership's mortgage notes receivable decreased, and again in 1995 for the same reason.

c) As discussed in Note 11 to the financial statements, income recognized on the sale of the utility system varies with water consumption and other factors.

d) Other income in 1994 includes $119,000 recovered as a litigation settlement for breach of contract against a third party.

Cost of sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, administrative and other expenses

Selling, general and administrative expenses, have not varied significantly during the last three years. In addition, in 1995 the Company incurred $405,261 in costs related to a proposed merger, as to which negotiations have been terminated.

Provision for doubtful accounts

In 1993 it was determined that an allowance for doubtful collections of $131,250 was no longer required. In 1994 a provision for doubtful accounts and an allowance for doubtful accounts of $48,500 was recorded. In 1995 it was determined that an allowance for doubtful collections of $48,500 was no longer required.

Depreciation and property taxes

The reduction in this item from 1993 to 1994 relates to the sales of property resulting in lower levels of property owned. The increase in this item from 1994 to 1995 relates to assessments of penalties and interest on delinquent 1994 taxes not yet paid.


Item 8. Financial Statements and Supplementary Data

The financial statements and the supplementary data are listed under Item 14 herein.


Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

                                      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following information is provided with respect to the directors and officers of each general partner of the Registrant.(l)

                                            Present Position
                                            With  the  Registrant
Name                            Age         and other positions
----                            ---         ---------------------
Irving Cowan                    __          Chairman and President of Steinco (1)(*)

Randy Rieger (**)               __          Vice President  and  Chief
                                            Operating Officer of Steinco,
                                            September 1995 through February 1996;
                                            President of RTL Realty, Inc.
                                            and Royal T Land, Inc.,
                                            privately held real estate
                                            consultants and brokers
                                            for over five years

David  B.  Simpson              57          Director and Vice President(*) of Steinco;
attorney currently                          in private practice and counsel
                                            to the Partnership; partner,
                                            Holtzmann, Wise & Shepard,
                                            Counsel to Partnership,
                                            September 1991 to August 1993;
                                            Partner, Dow, Lohnes and Albertson,
                                            Counsel to Partnership July, 1988 to
                                            June, 1991

Dr. Ernest Sayfie               65          Director of Steinco; Physician in
                                            private practice

Herbert Tobin                   55          Director, and Secretary and Treasurer(*)
                                            of Steinco

Jack Friedland                  70          Member, Friedco,
                                            L.C.(l); Private Investor

Leonard Friedland               73          Member, Friedco,
                                            L.C.(l); Private Investor

Harold Friedland                65          Member, Friedco,
                                            L.C.(l); Private Investor

Marjorie Cowan                  55          Member, Friedco,
                                            L.C.(l); Private Investor

(1) The general partners are Stein Management Company, Inc. and Hasam Realty L.P. The general partner of Hasam L.P. is Friedco, L.C., a Florida limited liability company. Friedco, L.C. is managed by its four members, Jack, Harold and Leonard Friedland and Marjorie Cowan, who are are brothers and sister. Irving Cowan is the husband of Marjorie Cowan.

(*)  Elected to this position on February 14, 1996.

(**) Mr. Reiger, who was elected on an interim basis following the death in September, 1995, of Martin Katz, President of the managing general partner, resigned following the election of the officers referred to in the preceding note. See Item 13.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partners of the Partnership, and persons who own more than ten percent of the Partnership's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Such officers, directors and greater than ten-percent Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

No such forms were furnished to the Partnership during fiscal 1995. Based solely on the foregoing the Partnership believes that during fiscal 1995, no purchases or sales of units were made requiring compliance with applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

During fiscal 1995 the only executive officer of the Managing General Partner whose annualized compensation exceeded $60,000 was Martin J. Katz, who served as Steinco's President and Chief Executive and Operating Officer and earned $101,923 in cash compensation and $14,275 in insurance benefits, or reimbursements and other personal benefits. Mr. Katz died in September 1995. Death benefits of $35,779 payable to Mr. Katz's estate have been accrued as of September 30, 1995.

All officers and Directors, as a group (4 persons) earned $114,423 in cash compensation and $14,275 in other benefits.

The Partnership Agreement provides that the Partnership will provide and pay for all payroll and other costs of Steinco in connection with the employment of personnel, and the costs of office space, outside clerical and professional assistance, equipment, and other facilities which are ordinary and necessary to the conduct and management of the Partnership's affairs. The Partnership reimbursed Steinco approximately $45,000 in the fiscal year ended September 30, 1994 for such expenses. Steinco's sole function is to serve as the Managing General Partner and it does not conduct any other operations.

Other than the foregoing, the Managing General Partner is not entitled to any compensation in respect of the discharge of its obligations under the Partnership Agreement. Hasam L.P., the other General Partner, is not entitled to compensation of any nature under the Partnership Agreement but is entitled to reimbursement for such expenses as it may reasonably incur in the discharge of its ordinary and necessary obligations as a General Partner. No such expenses were reimbursed in the fiscal year ended September 30, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth as of December 15, 1995  information  concerning
(i) all persons who are known to the Registrant to be the beneficial owner of more than 5% of the Units and (ii) the beneficial ownership of Units of directors and officers of each General Partner of the Registrant.

                                              Amount Beneficially                     Percent of
Name  and  Address                                  Owned (a)                           Class
------------------                            -------------------                     ----------
Harold Friedland                                 1,093,561 (1)                          24.4%
636 Old York Road #210
Jenkintown, PA 19046

Jack Friedland                                   1,155,834  (1)  (2)                    25.8%
111  Regatta  Drive
Jupiter,  FL  33477

Leonard Friedland                                1,170,196  (1)  (3)                    26.1%
6530  Allison  Road
Miami Beach, FL 33131

Marjorie Cowan                                   1,057,929  (1)  (4)                    23.6%
3725 S.  Ocean  Dr.
Hollywood,  FL  33019

Samuel Friedland
Family Foundation                                  637,417                              14.2%
2501 S.  Ocean  Dr.
Hollywood,  FL  33019

Hasam Realty Limited
Partnership                                         75,000                               1.7%
2501 S.  Ocean  Dr.
Hollywood,  FL  33019

Stein Management Company                            20,093                            Less  than  1%
2501 S. Ocean  Drive
Hollywood,  FL  33019

David  B. Simpson                                    1,460                            Less  than  1%
2 University Plaza  #109
Hackensack, N. J. 07601

Dr.  Ernest  Sayfie                                    150                            Less  than  1%
3001 S.  Ocean  Dr.
Hollywood,  FL  33019

All officers and directors                       2,361,972                              52.7%
 as a group (See footnotes)

(a) Includes all units as to which owner holds sole or shared voting or investment power.

(1) Includes 637,417 units owned by the Samuel Friedland Family Foundation and 75,000 units owned by Hasam Realty Limited Partnership, of which this individual may be deemed a controlling person.

(2)  Does not include 2,500 units owned Jack Friedland's wife.

(3)  Does not include 2,500 units owned by Leonard Friedland's ex-wife.

(4) Does not include 96,900 units owned by Mrs. Cowan's husband, Irving Cowan. Includes 16,993 units owned by a trust for a minor child of which Mr. and Mrs. Cowan are trustees; Includes 21,708 Units owned jointly with Mr. Cowan.

Item 13.  Certain Relationships and Related Transactions

Borrowing From General Partner

In June, 1995, the Company borrowed $500,000 from Hasam Realty, L.P. for general working capital purposes, secured by a first mortgage on the Crestwood commercial property referred to in Item 2. In January, 1996, Hasam agreed to add to principal $22,249 of interest accrued through January 31, 1996 and unpaid. The loan (including said amount added to principal) is payable in full on August 31, 1996 and bears interest at a rate equal to two percent over the Prime Rate, defined as the highest fluctuating rate of interest per annum as published by the Wall Street Journal. Management believes that the terms of this borrowing are fair and reasonable, and at least as favorable as the terms which could have been obtained from an unaffiliated institutional lender.

Indian Trail Water Control District

The Indian Trail Water Control District, a public entity whose seven supervisors included Martin J. Katz until his death in September, 1995 and to which Jack Friedland has recently been elected, has prepared a drainage and reclamation plan covering a portion of the Company's acreage in the vicinity of the Village of Royal Palm Beach. In addition, the Partnership is negotiating with the District for the issuance of bonds to finance a portion of the Partnership's acreage in the Village. Reference is made to Item 2 - Properties -- Palm Beach County -"The Village of Royal Palm Beach" and "Acreage in the Vicinity of the Village."

Herbert Tobin, a Director of Steinco, is a director of Union Bank of Florida,, which made a land development loan to the Partnership in 1994. See Item 2.

Randy Rieger was elected on an interim basis as a Vice President and Chief Operating Officer of Stein Management Company, Inc., the Partnership's managing general partner, in September 1995, shortly following Mr. Katz's death. Mr. Rieger had been active as a real estate broker, directly and through affiliated companies, in the south Florida real estate market for many years. Prior to his election Mr. Rieger was serving as a consultant to the Partnership under an arrangement pursuant to which he was paid consulting fees and additional amounts applicable to future brokerage commissions. In the fiscal year ended September 30, 1995, Mr. Rieger was paid $75,100 under such arrangement, of which $ 57,600 was paid as consulting fees and $17,500 was applicable to future brokerage commissions which may be earned in connection with sales of the Partnership's real estate assets. Mr. Rieger, through affiliated companies, had also been engaged as the Partnership's exclusive broker in respect of a substantial portion of its real estate assets, and will be entitled to substantial brokerage commissions in the event that certain real estate sales currently under contract relating to a shopping center site are consummated. See Item 2 -- Properties -- "The Village of Royal Palm Beach." The Company has compensated Mr. Rieger at the rate of $12,300 per month, and is negotiating with Mr. Rieger concerning revised brokerage arrangements. Mr. Rieger resigned following the election of new officers on February 14, 1996; however, it is intended that Mr. Rieger will continue to serve the Partnership as a consultant, on terms presently being negotiated. See Item 10.

General Partners

The general  partners do not receive any  compensation  for serving as such. See
Item 11 -- "Executive Compensation."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  The following documents are filed as a part of this report:

               1. Financial Statements:

                  Independent Auditor's Report

                  Royal Palm Beach Colony, Limited Partnership Financial
                  Statements:

                  Balance sheets as of September 30, 1995 and 1994.

                  Statements of income for the years ended September 30, 1995, 1994 and 1993.

                  Statements of partners' equity for the years ended September 30, 1995, 1994 and 1993.

                  Statements of cash flows for the years ended September 30, 1995, 1994 and 1993.


               2. Financial Statement Schedules:

Schedule IX    Valuation and qualifying accounts

Schedule X     Supplementary Income Statement Information


Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


          (b)  Reports on Form 8-K

               None.

          (c)  Exhibits

NOTE: All references in this table of exhibits to "Registration Statement" relate to the Registration Statement of the Registrant on Form S-14 (file Number 2-96374) as originally filed with the Securities and Exchange commission on March 12, 1985, as supplemented by Amendment No. 1 filed May 23, 1985 and as effective on June 10, 1985.

3(a)  Certificate  and  Agreement  of  Limited  Partnership  of Royal Palm Beach
Colony,   L.P.  filed  as  Exhibit  3(d)  to  the  Registration   Statement  and
incorporated herein by reference.

3(b) Restated certificate and Agreement of Limited Partnership of Royal Palm Beach Colony, L.P. included as Appendix B to the Registration Statement and incorporated herein by reference.

3(c) Amended Certificate and Agreement of Limited Partnership off Royal Palm Beach Colony, L.P. (filed May 21, 1985 with the Secretary of State of Delaware) changing name to Royal Palm Beach Colony, Limited Partnership. Filed as Exhibit 3(g) to Amendment Number One to the Registration Statement and incorporated herein by reference.

3(d) Restated Certificate and Agreement of Limited Partnership (revised) included as Appendix B to Amendment No. 1 to the Registration Statement and filed July 11, 1985 with the Secretary of State of Delaware and incorporated herein by reference.

3(e) Restated Certificate of Limited Partnership dated December 16, 1986. Filed as Exhibit 3(e) to Report on Form 10-K for the fiscal year ended September 30, 1986 and incorporated herein by reference.

3(f) Amended and Restated Agreement of Limited Partnership dated December 16, 1986. Filed as Exhibit 3(f) to Report on Form 10-K for the fiscal year ended September 30, 1986 and incorporated herein by reference.

3(g) Amendment No. 1 to Amended and Restated Agreement of Limited Partnership dated December 30, 1986. Filed as Exhibit 3(g) to Report on Form 10-K for the fiscal year ended September 30, 1986 and incorporated herein by reference.

3(h) Second Amended and Restated Certificate of Limited Partnership dated December 30, 1986. Filed as Exhibit 3 (h) to Report on Form 10-K for the fiscal year ended September 30, 1986 and incorporated herein by reference.

4(a) Form of Unit  Certificate  issued to Limited  Partners and Assignees of the
Partnership.   Filed  as  Exhibit  4  (a)  to  the  Registration  Statement  and
incorporated herein by reference.

4(b) Loan Agreement between Royal Palm Beach Colony, Limited Partnership and Union Bank of Florida dated October 6, 1994, pertaining to loan in the amount of $975,000. Filed as Exhibit 4(b) to the report on Form 10-K of the fiscal year ended September 30, 1994 and incorporated herein by reference.

4(c) Promissory Note: $27,247.83, Registrant to Hasam Realty Limited Partnership dated June 29, 1995.

4(d) Promissory Note: $27,247.83, Registrant to Hasam Realty Limited Partnership relating to accrued interest on note described in Exhibit 4 (c).

4(e) Agreement between Registrant and Gerald M. Higier dated December 1, 1995 relating to purchase of 10.8 acre commercial tract.

4(f) Agreement between Registrant and Gerald M. Higier dated in 1995 relating to sale of 24 acres.

                                   SIGNATURES



Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ROYAL PALM BEACH COLONY,
                                               LIMITED PARTNERSHIP

                                        By: Stein Management Company, Inc.
                                            Managing General Partner


Date: February 14, 1996                 By: /s/David B. Simpson
                                            ------------------------------------
                                            David B. Simpson, Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                             Title                                     Date
----                             -----                                     ----

/s/Irving Cowan
------------------------         Chairman, President and Director,         February 14, 1996
Irving Cowan                     Stein Managment Company, Inc.


/s/David B. Simpson
------------------------         Vice President and Director, Stein        February 14, 1996
David B. Simpson                 Management Company, Inc.

/s/Ernest Sayfie
------------------------         Director,  Stein  Management              February 14, 1996
Ernest Sayfie                    Company,  Inc.

/s/Herbert Tobin
------------------------         Director,  Stein  Management              February 14, 1996
Herbert Tobin                    Company,  Inc.

                            ROYAL PALM BEACH COLONY,

                              LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                   YEARS ENDED SEPTEMBER 30, 1995, 1994, 1993

                          INDEPENDENT AUDITORS' REPORT

Partners
Royal Palm Beach Colony, Limited Partnership
Hollywood, Florida

We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements for 1995 have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 14 to the financial statements, in anticipation of a proposed merger which was ultimately terminated, the Partnership suspended land sales during fiscal 1995 which resulted in insufficient cash resources to meet its obligations as they become due. Management's plans in regard to these matters are also described in Note
14. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Partners
Royal Palm Beach Colony, Limited Partnership


As described in Note 1, the primary business purpose of the Partnership is the operation, management and orderly disposition of its assets and the distribution of the proceeds therefrom to unitholders.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


LEFCOURT, BILLIG, SARBEY, TIKTIN & YESNER, P.A.


Coral Gables, Florida
January 8, 1996, except for the third paragraph of Note 5, as to which the date is January 31, 1996

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND 1994

                                                              1995              1994
                                                           ----------        ----------
ASSETS

Cash ..............................................        $   83,902        $  543,243
Mortgage notes and other receivables (Note 2):
    Mortgage notes receivable .....................           236,153           383,215
    Other .........................................           435,883           147,153
Property held for sale (Note 3) ...................         4,607,661         3,444,824
Other assets (Note 4) .............................            61,891           131,434
                                                           ----------        ----------
                                                           $5,425,490        $4,649,869
                                                           ==========        ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Mortgage notes payable, bank (Note 5) .........        $1,010,513              --
    Mortgage note payable, general partner (Note 5)           500,000              --
    Accounts payable and other liabilities (Note 6)           840,402        $  542,966
    Estimated costs of development of land sold ...            14,441           259,420

Commitment and subsequent events (Notes 2, 3 and 5)

Partners' equity:
     4,485,504 units authorized and outstanding ...         3,060,134         3,847,483
                                                           ----------        ----------

                                                           $5,425,490        $4,649,869
                                                           ==========        ==========

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                           Years ended September 30,
                                              ---------------------------------------------------
                                                  1995                1994               1993
                                              -----------         -----------         -----------
Revenues (Notes 13 and 14) ...........        $   497,651         $   831,773         $ 1,717,276
                                              -----------         -----------         -----------

Costs and expenses:
   Cost of sales .....................               --               439,195             188,674
   Selling, general and
     administrative expenses (Note 10)            807,505             804,930             770,777
   Terminated merger costs (Note 7) ..            405,261                --                  --
   Provision for doubtful
     accounts ........................            (48,500)             48,500            (131,250)
   Depreciation and
     property taxes ..................            120,734              92,941             116,210
                                              -----------         -----------         -----------
                                                1,285,000           1,385,566             944,411
                                              -----------         -----------         -----------
Net income (loss) ....................        ($  787,349)        ($  553,793)        $   772,865
                                              ===========         ===========         ===========

Net income (loss) per unit ...........        ($     0.18)        ($     0.12)        $      0.17
                                              ===========         ===========         ===========

Weighted average number of
   units outstanding .................          4,485,504           4,485,504           4,485,504
                                              ===========         ===========         ===========


                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY

                                                  Partnership         General            Limited               Total
                                                     Units            Partner            Partners             Equity
                                                   ---------        -----------         -----------         -----------
Balance, September 30, 1992 .............          4,485,504        $   168,804         $ 4,580,983         $ 4,749,787

Partnership distributions ($.25 per unit)               --              (23,773)         (1,097,603)         (1,121,376)

Net income ..............................               --               16,384             756,481             772,865
                                                   ---------        -----------         -----------         -----------

Balance, September 30, 1993 .............          4,485,504            161,415           4,239,861           4,401,276

Net loss ................................               --              (11,740)           (542,053)           (553,793)
                                                   ---------        -----------         -----------         -----------

Balance, September 30, 1994 .............          4,485,504            149,675           3,697,808           3,847,483

Net loss ................................               --              (16,691)           (770,658)           (787,349)
                                                   ---------        -----------         -----------         -----------

Balance, September 30, 1995 .............          4,485,504        $   132,984         $ 2,927,150         $ 3,060,134
                                                   =========        ===========         ===========         ===========


                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                              Years ended September 30,
                                                 ---------------------------------------------------
                                                     1995                1994                1993
                                                 -----------         -----------         -----------
Cash flows from operating activities:
   Cash received:
     Collections on land sales
        and receivables .................        $   161,428         $   469,393         $ 2,031,927
     Interest income ....................             77,207              56,051             181,095
     Sale of utility system .............             85,800             215,050             389,000
     Other cash received ................             14,985             106,021               7,250
                                                 -----------         -----------         -----------
                                                     339,420             846,515           2,609,272
                                                 -----------         -----------         -----------
Cash expended:
   Selling, general and
     administrative, property
     taxes and other expenses ...........            845,097             991,682             835,284
   Interest paid
     (net of amounts capitalized) .......              4,750
   Acquisition of property held for sale              18,766             123,552                --
   Improvements to property held for sale          1,439,903             597,404             305,471
                                                 -----------         -----------         -----------
                                                   2,308,516           1,712,638           1,140,755
                                                 -----------         -----------         -----------
Net cash provided by (used in)
   operating activities .................         (1,969,096)           (866,123)          1,468,517
                                                 -----------         -----------         -----------
Cash flows from investing activities:
   Purchase of property and equipment ...               (758)            (11,387)             (4,940)
                                                 -----------         -----------         -----------
Net cash used in investing activities ...               (758)            (11,387)             (4,940)
                                                 -----------         -----------         -----------
Cash flows from financing activities:
   Proceeds from mortgage notes payable:
     Bank ...............................          1,010,513                --                  --
     General partner ....................            500,000
   Distributions to unitholders .........               --                  --            (1,121,376)
                                                 -----------         -----------         -----------
   Net cash provided by (used in)
     financing activities ...............          1,510,513                --            (1,121,376)
                                                 -----------         -----------         -----------

Net increase (decrease) in cash .........           (459,341)           (877,510)            342,201

Cash at beginning of year ...............            543,243           1,420,753           1,078,552
                                                 -----------         -----------         -----------

Cash at end of year .....................        $    83,902         $   543,243         $ 1,420,753
                                                 ===========         ===========         ===========

(continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                              Years ended September 30,
                                                 ---------------------------------------------------
                                                     1995                1994                1993
                                                 -----------         -----------         -----------
Net income (loss) .......................        ($  787,349)        ($  553,793)        $   772,865
                                                 -----------         -----------         -----------

Adjustments to reconcile net income
   to net cash provided by (used in)
     operating activities:

   Depreciation and amortization ........              4,334               3,599               2,394
   Provision for doubtful accounts ......            (48,500)             48,500            (131,250)
   Sundry ...............................              4,227                --                  --

Change in assets and liabilities:
   Increase in:
     Mortgage notes and
        other receivables ...............           (158,232)               --                  --
     Property held for sale .............         (1,097,773)           (485,947)           (131,739)
     Other assets .......................               --               (28,696)            (30,158)
     Accounts payable and
        accrued liabilities .............            297,436             191,670              72,180
     Estimated costs of development
        of land sold ....................               --                  --                 4,942
   Decrease in:
     Mortgage notes and
        other receivables ...............               --                36,356             909,283
     Other assets .......................             61,740                --                  --
     Estimated cost of development
        of land sold ....................           (244,979)            (77,812)               --
                                                 -----------         -----------         -----------

Total adjustments .......................         (1,181,747)           (312,330)            695,652
                                                 -----------         -----------         -----------

Net cash flow provided by
   (used in) operating activities .......        ($1,969,096)        ($  866,123)        $ 1,468,517
                                                 ===========         ===========         ===========

Supplemental information concerning investing and financing activities:
In connection with the 1995 recording of an in substance foreclosure of the property described in Note 3, the Partnership recorded the property and concurrently reduced its mortgage notes receivable by the carrying value of the receivable, $65,064, in fiscal year 1995.

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



1.   Organization and summary of significant accounting policies:

     The primary business purpose of the Partnership is the operation, management and orderly disposition of its assets and the distribution of the proceeds therefrom to unitholders. The general partners of the Partnership are Hasam Realty Limited Partnership and Stein Management Company, Inc. ("Steinco"). Steinco is the Managing General Partner which employs the management and clerical employees necessary to carry out the operation of the Partnership. Steinco is reimbursed by the Partnership for related expenses.

     A summary of the Partnership's accounting principles is as follows:

     Land sales:
         Land sales are accounted for under the accrual method when the purchaser has made an adequate down payment, generally 20% to 25% of the purchase price, the Partnership has no substantial remaining obligations with respect to the property, and collectibility of the receivable is reasonably predictable. Otherwise, either the installment or the cost recovery method is used. Under the installment method, portions of profit are recognized as cash payments are made by the buyer. Under the cost recovery method no profit is recognized until cash payments by the buyer, including interest and principal, exceed the seller's cost of the property sold.

     Sale of Utility System:
         The Partnership recognizes profit on the 1983 sale of a Utility System in the years in which increases in consumption generate amounts due to the Partnership. (See note 11).

     Cash:
         The partnership considers all highly liquid debt investments with maturities of three months or less to be cash equivalents.

     Mortgage notes receivable:
         Mortgage notes receivable represent amounts due from the sale of properties and in certain cases have been reduced by the deferred profit which is being recognized under the installment method of accounting. The Partnership evaluates the carrying amount of delinquent mortgage notes receivable to determine that such amount is not in excess of the estimated fair market value of the underlying land.

     Property held for sale:
         Property held for sale is stated at the lower of cost or estimated net realizable value. The cost of property held for sale includes original purchase price, cost of land development and development period real estate taxes and interest.

     Property and equipment:
         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets on the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes.

     Net income (loss) per unit:
         Net income (loss) per unit is calculated based on the weighted average number of units outstanding during the year.

     Concentrations of credit risk:
         Assets which subject the Partnership to concentrations of credit risk consist primarily of cash and property held for sale. The Partnership places its temporary cash investments with high credit quality institutions. At times, such investments may exceed the FDIC insurance limit. The Partnership's property held for sale is located in Florida. The Partnership's ability to sell its property is substantially dependent upon the Florida real estate economic sector.

     Use of estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

2.   Mortgage notes and other receivables:

     Mortgage notes receivable consist of the following:

                                                            September 30,
                                                     --------------------------
                                                        1995             1994
                                                     ---------        ---------
Mortgage notes receivable ....................       $ 285,801        $ 584,842
Less:
   Deferred profit ...........................         (49,648)        (153,127)
   Allowance for doubtful collection .........            --            (48,500)
                                                     ---------        ---------
                                                     $ 236,153        $ 383,215
                                                     =========        =========

     Mortgage notes receivable at September 30, 1995 consisted of two notes in the amounts of $60,194 and $225,607, respectively. On October 27, 1995 the first note was collected in full. On November 24, 1995 the second note was sold for $170,000, such amount approximating the carrying value of the note at the date of sale.

     Other receivables consist of the following:

                                                             September 30,
                                                       -------------------------
                                                         1995             1994
                                                       --------         --------
Utility receivable (Note 11) .................         $432,800         $ 85,800
Accrued interest receivable ..................            2,833           48,124
Other ........................................              250           13,229
                                                       --------         --------
                                                       $435,883         $147,153
                                                       ========         ========

3.   Property held for sale:

     Included in property held for sale at September 30, 1995 is the net carrying value of a mortgage note receivable in default which was considered to be an in substance foreclosure. The underlying property is in the process of being reacquired through foreclosure. The in substance foreclosure was recorded by reclassifying the net carrying value of the receivable of $65,064, consisting of a mortgage note receivable of $137,614 less related deferred profit of $72,550, to property held for sale.

     The Partnership has contracted to develop certain property held for sale. The amount of the contract is approximately $306,000, of which $21,000 has been incurred and is included in accounts payable at September 30, 1995.

4.   Other assets:

     Other assets consist of the following:

                                                             September 30,
                                                       -------------------------
                                                         1995             1994
                                                       --------         --------
Furniture and equipment, net of
   accumulated depreciation ..................         $  8,184         $ 15,987
Prepaid expenses .............................           53,707          115,447
                                                       --------         --------

                                                       $ 61,891         $131,434
                                                       ========         ========

5.   Mortgage notes payable:

     Mortgage notes payable - bank
         On October 6, 1994 the  Partnership  entered into a
         construction/development loan agreement whereby the
         Partnership  borrowed $975,000 at 2% over the prime
         rate (10.75% at September 30, 1995).  Interest only
         is payable  monthly  and,  as  modified on June 26,
         1995 (see below), the loan matures on July 1, 1997.
         Property held for sale with a cost of approximately
         $2,530,000  is  collateral  for  this  loan and the
         additional borrowings described below.                       $  975,000

         On June 26, 1995,  the  Partnership  entered into a
         modification  of the above loan  agreement  whereby
         the Partnership may borrow, under the same terms as
         above, up to an additional $1,200,000 provided that
         the Partnership receives at least $1,000,000 from a
         proposed  municipal  bond  offering  of the  Indian
         Trail Water Control District, the proceeds of which
         are  to  be  used  to   develop   water  and  sewer
         facilities.  Should  the  proposed  municipal  bond              35,513
         offering  not provide  these  additional  proceeds,          ----------
         additional borrowings are limited to $350,000.               $1,010,513
                                                                      ==========

     Mortgage note payable - general partner:
         On June 29, 1995 the Partnership  borrowed $500,000
         from its general partner for working  capital.  The
         terms of the  mortgage  call for  monthly  interest
         payments  at a rate of 2%  over  prime  (10.75%  at
         September 30, 1995) with the outstanding  principal
         balance  due  upon   maturity  at  June  29,  1996.
         Property held for sale with a cost of approximately
         $640,000 is  collateral  for this loan. No payments
         of interest have been made since August 1995 and on
         January  31, 1996 the  general  partner  waived the
         default for nonpayment of interest and extended the
         due date of the mortgage to August 31, 1996.                 $  500,000
                                                                      ==========

     Interest is capitalized for property being developed. All other interest is charged to operations as incurred. During the year ended September 30, 1995 interest of $106,235 was incurred of which $89,605 was capitalized and $16,630 was charged to operations.

6.   Accounts payable and other liabilities:

     Accounts payable and other liabilities consist of the following:

                                                            September 30,
                                                     ---------------------------
                                                       1995               1994
                                                     --------           --------
Accounts payable .........................           $555,547           $388,162
Accrued liabilities:
  Property taxes .........................            107,352            106,764
  Other ..................................             83,703             48,040
Due to landowner .........................             93,800
                                                     --------           --------
                                                     $840,402           $542,966
                                                     ========           ========

     Property taxes related to calendar 1994, and which were due March 31, 1995 in the approximate amount of $145,000, are delinquent and are included in accounts payable at September 30, 1995.

     Due to landowner represents reimbursement due for development costs in connection with common areas. Payments of $18,800 and $75,000 are due on February 15, 1996 and June 30, 1996, respectively, with interest at 8% per annum.

7.   Terminated merger costs:

     During fiscal year 1994 management determined that the Partnership should add home building operations to its business. After a potential affiliation was identified at the beginning of fiscal 1995, a memorandum of understanding was executed for the purpose of merging with a privately-owned South Florida home builder. However, after protracted negotiations, the attempt to merge was terminated in December 1995. Costs incurred during the year ended September 30, 1995, in connection with terminated merger, amounted to approximately $405,000 and have been expensed in the 1995 statement of operations. Such costs include fees for financial, capital and real estate consultants and attorneys' fees. Subsequent to September 30, 1995 approximately $66,000 of additional costs were incurred.

8.   Income taxes:

     The Partnership is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. Pursuant to the Tax Reform Act of 1986, the Company changed its fiscal year end, September 30, to a calendar year end for income tax purposes.

     Since the Partnership has not completed accounting for its operations for the period October 1, 1995 through December 31, 1995, it has estimated its taxable loss for the calendar year based upon annualization of its operations for the nine months ended September 30, 1995, after adjusting for non-recurring items. Exclusive of taxable income or loss generated by a December 1995 sale of land in the amount of $140,000 (pending cost of sale allocations), it is presently estimated that the Partnership's tax loss for calendar year 1995 will approximate $300,000.

     The following analysis summarizes the major differences between the financial reporting and income tax basis of the partners' equity account at September 30, 1995.

Partners' equity, financial reporting basis ........                 $ 3,060,134
  Add items recorded for tax purposes only:
  Step-up in basis of property .....................   $17,000,000
  Less:  Cost of sales - step-up as adjusted
    for unamortized additional capitalized
    inventory costs ................................    11,495,211
                                                       -----------
                                                         5,504,789
                                                       -----------
  Add items not deducted for tax purposes:
    Deferred profit - financial reporting basis ....        49,648
    Accrued liabilities ............................        95,772
    Terminated merger costs ........................       375,630
    Commissions ....................................        74,226
                                                       -----------
                                                           595,276     6,100,065
                                                       -----------   -----------
Partners' equity, income tax basis .................                 $ 9,160,199
                                                                     ===========

9.   Related party transactions:

     The Partnership reimbursed Steinco approximately $45,000 and $154,000, for payroll and related expenses for fiscal years 1994 and 1993, respectively.

10.  Lease information:

     The Partnership occupies its office facility in a building owned by an entity related by common ownership. The Partnership does not pay any rent at this office facility. Other long-term operating leases on real and personal properties are not considered material.

11.  Other transactions:

     A subsidiary of the Company, Royal Palm Beach Utilities Company ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by Utilities as future connections (as measured by increases in consumption) are added to the system. Should consumption not increase sufficiently, the Partnership would not receive the full sale amount. The maximum proceeds to Utilities, was approximately $13,410,000, of which, under the terms of the sale, approximately $5,708,000 had not yet been received as of September 30, 1995. In addition, the Partnership had the right to receive up to $500,000, of which $262,657 has already been received, as the Village collects guaranteed revenues from developers. Since future increases in consumption and payment of guaranteed revenues cannot be assured and, therefore, the extent of future payments to the Partnership is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership. Revenues related to the sale of utility system of $432,800, $85,800, $215,000 were recognized for fiscal years 1995, 1994 and 1993, respectively.

12.  Comparative quarterly financial information (unaudited):

                                      First         Second       Third        Fourth
                                     quarter       quarter      quarter      quarter       Full year
                                     --------      --------     --------     --------      ----------
1995:
Revenues                             $ 19,758      $ 36,840     $ 10,666     $430,387      $  497,651
Costs and expenses                    215,640       282,400      338,582      448,378       1,285,000
                                     --------      --------     --------     --------      ----------

Net loss                            ($195,882)    ($245,560)   ($327,916)   ($ 17,991)    ($  787,349)
                                     ========      ========     ========     ========      ==========

Net loss per unit                       ($.04)        ($.06)       ($.07)       ($.01)          ($.18)
                                         ====          ====         ====         ====            ====

1994:
Revenues                             $145,468      $ 70,504     $390,362     $225,439      $  831,773
Costs and expenses                    202,220       329,583      499,026      354,737       1,385,566
                                     --------      --------     --------     --------      ----------

Net loss                            ($ 56,752)    ($259,079)   ($108,664)   ($129,298)    ($  553,793)
                                     ========      ========     ========     ========      ==========

Net loss
  per unit                              ($.01)        ($.06)       ($.02)       ($.03)          ($.12)
                                         ====          ====         ====         ====            ====

1993:

Revenues                             $800,297      $308,233     $376,203      $232,543     $1,717,276
Costs and expenses                    170,767       119,964      375,538       278,142        944,411
                                     --------      --------     --------     --------      ----------

Net income (loss)                    $629,530      $188,269     $    665    ($ 45,599)     $  772,865
                                     ========      ========     ========     ========      ==========

Net income (loss) per unit               $.14          $.04         $.00        ($.01)           $.17
                                         ====          ====         ====         ====            ====

     Year end adjustments at September 30, 1995 principally include the write-off of terminated merger costs of approximately $220,000, which had previously been capitalized.

     Year end adjustments at September 30, 1994 principally include the reporting of a third quarter land sale on the installment basis whereas the accrual method had previously been used. At year end, management determined that the installment method of accounting was more appropriate. The effect of this adjustment was to increase the 1994 loss by approximately $61,000.

13.  Revenues:

     Revenues consist of the following:

                                               Years ended September 30,
                                        ----------------------------------------
                                           1995           1994           1993
                                        ----------     ----------     ----------
Land revenues:
   Gross sales of land ............           --       $  581,575     $  350,000
   Less profit deferred
      until principal
        collections are
          received ................           --           61,395           --
                                                       ----------     ----------
   Net sales of land ..............           --          520,180        350,000

   Recognized profit on
      installment and cost
        recovery sales ............     $   30,929         18,316        958,135
Interest income ...................         31,916         66,814        184,284
Sale of utility system
   (Note 11) ......................        432,800         85,800        215,000
Other .............................          2,006        140,663          9,857
                                        ----------     ----------     ----------
                                        $  497,651     $  831,773     $1,717,276
                                        ==========     ==========     ==========

     Sales to a different single purchaser each year represented 60%, and 100% of total sales for fiscal years 1994, and 1993, respectively.

     In fiscal year 1994, other revenue principally consists of $119,000 received as a litigation settlement against an unrelated third party for breach of contract. The third party failed to reimburse the Partnership for the costs incurred in building a road. The Partnership received the full amount due of $119,000 prior to final judicial determination.

14.  Liquidity:

     During the year ended September 30, 1995, the Partnership incurred substantial expenses in the development of its properties in addition to normal ongoing administrative costs and costs incurred in connection with the terminated merger described in Note 7. In anticipation of adding home building operations through the proposed merger, management made a decision to suspend land sales activity pending the outcome of the merger. This suspension of land sales resulted in insufficient cash resources available for the Partnership to meet its obligations as they become due.

     Since the termination of the merger in December 1995, the Partnership has resumed land sales efforts and has entered into sales contracts for which closings are pending. However, there is no assurance that such closings will occur, or that their timing will coincide with the Partnership's cash requirements. Management believes that shortfalls in cash flow are temporary and that the Partnership will be able to arrange short term financing sufficient to fund ongoing operations. The success of the sales efforts or obtaining additional borrowings is necessary to enable the Partnership to meet its current obligations and continue as a going concern.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                 SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                              Column C-
                                                       -------------------------
                                                          (1)            (2)
                                       Column B-        Charged        Charged                           Column E-
                                      Balance at           to             to                             Balance at
             Column A                 beginning         costs and       other            Column D-         end of
            Description                of period        expenses       accounts          deductions        period
---------------------------           -----------      ----------     ----------       --------------   ------------
Deferred profit:
               1993                     1,068,184                                   (B)  ($  958,135)   $    110,049


               1994                       110,049                                   (A)       61,395
                                                                                    (B)  (    18,316)
                                                                                    (E)  (         1)        153,127


               1995                       153,127                                   (B)  (    30,929)
                                                                                    (C)  (    72,550)         49,648
Allowance for
doubtful accounts:
               1993                       131,250                                   (D)  (   131,250)              0


               1994                             0            48,500                                           48,500


               1995                        48,500                                   (D)  (    48,500)              0

(A) Deferred  profit on current year sales
(B) Recognized  profit on installment and cost recovery sales
(C) Deferred profit on receivable - the underlying property was recorded as an in substance foreclosure (See Note 3 to Financial Statements)
(D) Recovery of reserved receivable
(E) Rounding

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                       September 30,
                                            ------------------------------------
                                              1995          1994          1993
                                            --------      --------      --------
1. Maintenance and repairs ...........      $      0      $    580      $    822
                                            ========      ========      ========

2. Taxes, other than payroll
   and income taxes ..................      $119,201      $ 92,267      $118,614
                                            ========      ========      ========

3. Advertising .......................      $    600      $  2,500      $  4,363
                                            ========      ========      ========