Form 10-Q
period 1995-12-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1996-03-05
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended December 31, 1995

                          Commission File Number 1-8893


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      59-2501059
---------------------------------        ---------------------------------------
(State of other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)



     2501 S. Ocean Drive
     Hollywood, Florida                                           33019
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (954) 927-3080

                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

      CLASS                          Outstanding at December 31, 1995
-------------------------            --------------------------------
Limited Partnership Units                    4,485,504 units

                                      INDEX

PART I.  Financial Information

         Balance sheets -
           December 31, 1995 and
           September 30, 1995

         Statements of operations -
           Three months ended
           December 31, 1995 and 1994

         Statements of cash flows -
           Three months ended
           December 31, 1995 and 1994

         Notes to financial statements

         Management's discussion and analysis
           of financial condition and results
           of operations


Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                           December 31,  September 30,
                                                               1995         1995
                                                            ----------   ----------
                                                                  (unaudited)
                                     ASSETS
Cash ....................................................   $   54,155   $   83,902
Mortgage notes and other receivables:
  Mortgage notes receivables ............................         --        236,153
  Other .................................................      433,050      435,883
Property held for sale ..................................    4,757,527    4,607,661
Other assets ............................................       40,495       61,891
                                                            ----------   ----------
                                                            $5,285,227   $5,425,490
                                                            ==========   ==========

                             LIABILITIES AND EQUITY

Liabilities:
  Mortgage note payable, bank ...........................   $1,058,643   $1,010,513
  Mortgage note payable, general partner ................      500,000      500,000
  Accounts payable and accrued
    liabilities .........................................      855,927      840,402
  Estimated cost of development
    of land and property sold ...........................       41,923       14,441

Equity:
  Partners' equity, 4,485,504 units
           outstanding ..................................    2,828,734    3,060,134
                                                            ----------   ----------
                                                            $5,285,227   $5,425,490
                                                            ==========   ==========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                       1995             1994
                                                   -----------      -----------
Revenues .....................................     $   144,044      $    19,758
                                                   -----------      -----------

Cost and expenses:

     Cost of land sold .......................         106,210             --
         Selling, general and
       administrative expenses ...............         161,618          192,690
         Terminated merger costs .............          65,720             --
     Depreciation and property taxes .........          41,896           22,950
                                                   -----------      -----------

       Total costs and expenses ..............         375,444          215,640
                                                   -----------      -----------

Net loss .....................................     $  (231,400)     $  (195,882)
                                                   ===========      ===========

Net loss per unit ............................     $     (0.05)     $     (0.04)
                                                   ===========      ===========

Weighted average number of
  units outstanding ..........................       4,485,504        4,485,504
                                                   ===========      ===========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                         1995            1994
                                                      ---------       ---------
Cash flows from operating activities:

     Cash was received from:
       Collections on sales
        and receivables ........................      $ 372,292       $  66,027
       Interest Income .........................          5,888          55,492
       Other ...................................            300            --
                                                      ---------       ---------

                                                        378,480         121,519

     Cash was expended for:
       Selling, administrative and
        property taxes .........................        215,376         169,925
       Improvements to property ................        240,982         764,088
                                                      ---------       ---------
                                                        456,358         934,013

Net cash used in operating activities ..........        (77,878)       (812,494)
                                                      ---------       ---------

Cash flow from investing activities:
  Purchase of property and equipment ...........           --              (758)
                                                      ---------       ---------

Cash flow from financing activities:
  Net borrowings from mortgage note
    payable, bank ..............................         48,131         611,894
                                                      ---------       ---------

Net decrease in cash ...........................        (29,747)       (201,358)
Cash, beginning of period ......................         83,902         543,243
                                                      ---------       ---------
Cash, end of period ............................      $  54,155       $ 341,885
                                                      =========       =========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                     PROVIDED (USED) BY OPERATING ACTIVITIES
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                        1995             1994
                                                     ---------        ---------
Net loss .....................................       $(231,400)       $(195,882)
                                                     ---------        ---------

Adjustments to reconcile net
  loss to net cash used in
  operating activities:

    Depreciation and amortization ............           1,025             --

  Change in assets and
    liabilities:

      Increase in:
       Property held for sale ................        (149,866)        (294,150)

       Decrease in:
        Mortgage notes and other
          receivables ........................         238,986           61,829
        Other assets .........................          20,370           34,289
        Accounts payable and
          accrued liabilities ................          15,525         (253,488)
        Estimated costs of
          development of land
          and property sold ..................          27,482         (165,092)
                                                     ---------        ---------

Total adjustments ............................         153,522         (616,612)
                                                     ---------        ---------

Net cash flow used in
  operating activities .......................       $ (77,878)       $(812,494)
                                                     =========        =========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


1. Organization:

         The primary business purpose of the Partnership is the operation, management and orderly disposition of its assets and the distribution of the proceeds therefrom to unitholders. The general partners of the Partnership are Hasam Realty Limited Partnership and Stein Management Company, Inc.


2. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.


3. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

Liquidity and Capital Resources

         During the past fiscal year and last quarter, the Partnership incurred substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. During the past fiscal year, the Partnership withheld its properties from sale in anticipationg of a business combination which was being negotiated throughout most of the year, but which negotiations were terminated in December, 1995. The deferral of sales resulted in a substantial net cash outflow during the year. Such matters were discussed in Item 1 -- "Business" -- (a) "General Development of Business" contained in the Annual Report of the Partnership on Form 10K for the fiscal year ended September 30, 1995 (hereinafter the "Incorporated 10-K"). An extract from the Incorporated 10-K.containing said Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference. In addition, receipts from mortgage payments declined as purchase money mortgagees completed interest and amortization schedules. As a result, the Partnership's cash balances declined from $.54 million at September 30, 1994 to $84,000 at September 30, 1995 to $54,000 at at December 31, 1995.

During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, the bank financing described in Item 2 -- Properties -- "Village of Royal Palm Beach", land sales and contingent utility receipts described under Item 2 -- Properties -- "Utility Contingent Receipts," in the Incorporated 10-K. In the event of a deferral of land sales beyond currently anticipated dates, additional financing arrangements which management believes will be available from, or guaranteed by, Hasam Realty Limited Partnership, a general partner of the Partnership, or an institutional lender.

Affect of Land Sales on Future Cash Flow

Assuming that the Partnership determines to continue to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1 -- Business -- "Competition" of the Partnership's report on Form 10K for the fiscal year ended September 30, 1995 incorporated herein by reference. These conditions will continue to affect the realizable value of the Partnership's remaining land. See Item 2 of the Incorporated 10K.


As indicated in Item 2 in the Incorporated 10-K, the Partnership has determined to develop portions of its remaining properties in order to enhance their ultimate selling price. Such development will continue whether or not the Partnership continues to liquidate, contingent upon the availability of financing, as discussed in Item 2 -- Properties -- "Village of Royal Palm Beach." As indicated under Item 1 -- "Factors Affecting Future Operations and Distributions" in the Incorporated 10-K, it is unlikely, in view of management's decision to continue development activities as an aid to the enhancement of ultimate liquidation proceeds, that distributions to partners will be made during fiscal 1996.

Assuming that the Partnership continues to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1 -- Business -- "Competition" of the Incorporated 10-K. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part.

Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Results of Operations

The only significant difference in the results of operations between the quarter ended December 31, 1994 and December 31, 1995 is the inclusion in revenues for the three months ended December 31, 1993 of the net proceeds of $140,000 received upon the sale of four residential lots and the inclusion of the cost thereof in Cost of Land Sold. Selling, general and administrative matters was reduced as a result of the generally declining level of business activity of the Partnership, and Depreciation and property taxes increased as the result of increased property valuations by taxing authorities.

                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits -

                99 - Copy of Items 1 and 2 from Annual Report of the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1995

                Registrant on Form 10-K for the fiscal year ended

          (b)  Reports on Form 8-K - None



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


                                          ROYAL PALM BEACH COLONY,
                                             LIMITED PARTNERSHIP

                                           By: Stein Management Company, Inc.
                                               Managing General Partner




DATE:  March 4, 1996                       By: /s/David B. Simpson
                                               ---------------------------------
                                               David B. Simpson, Vice President