Form 10-Q
period 1996-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1996-05-23
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1996

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

                           YES  [ X ]          NO  [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                       Outstanding at March 31, 1996
           -----                       -----------------------------
Limited Partnership Units                   4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP


                                      INDEX

PART I.   Financial information

                  Balance sheets -
                    March 31, 1996 and
                    September 30, 1995

                  Statements of income -
              Three months and six months ended
                    March 31, 1996 and 1995

                  Statements of cash flows -
              Three months and six months ended
              March 31, 1996 and 1995

            Notes to financial statements

                  Management's discussion and analysis
                  of financial condition and results
                  of operations


Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                    March 31,    September 30,
                                                      1996           1995
                                                   -----------    ----------
                                                   (unaudited)
                                     ASSETS

Cash                                               $   124,795    $   83,902
Mortgage notes and other receivables:
  Mortgage notes receivable                               -          236,153
  Other                                                    250       435,883
Property held for sale                               5,017,250     4,607,661
Other assets                                            18,847        61,891
                                                   -----------    ----------
                                                   $ 5,161,142    $5,425,490
                                                   ===========    ==========




                             LIABILITIES AND EQUITY


Liabilities:
  Mortgage note payable, bank                      $ 1,163,797    $1,010,513
  Mortgage note payable, general partner               527,249       500,000
  Accounts payable and accrued
    liabilities                                        874,801    $  840,402
  Estimated cost of development
    of land and property sold                           42,423        14,441


Equity:
  Partners' equity, 4,485,504 units
    outstanding                                      2,552,872     3,060,134
                                                   -----------    ----------
                                                   $ 5,161,442    $5,425,490
                                                   ===========    ==========



                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                 Three Months Ended      Six Months Ended
                                      March 31,               March 31,

                                  1996        1995       1996         1995
                               ---------   ---------   ---------   ---------
Revenues                       $   7,197   $  36,840   $ 151,241   $  56,598
                               ---------   ---------   ---------   ---------

Cost and expenses:

  Cost of sales                     -           -        106,210        -
  Selling, general and
    administrative expenses      249,139     257,775     410,757     450,465
  Terminated merger costs          5,000        -         70,720        -
  Depreciation and
    property taxes                28,920      24,625      70,816      47,575
                               ---------   ---------   ---------   ---------
     Total costs and expenses    283,059     282,400     658,503     498,040
                               ---------   ---------   ---------   ---------

Net Loss                       $(275,862)  $(245,560)  $(507,262)  $(441,442)
                               =========   =========   =========   =========

Net loss per unit              $   (0.06)  $   (0.05)  $   (0.11)  $   (0.10)
                               =========   =========   =========   =========

Weighted average number of
  units outstanding            4,485,504   4,485,504   4,485,504   4,485,504
                               =========   =========   =========   =========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                           Three Months Ended             Six Months Ended
                                                 March 31,                     March 31,
                                           1996            1995           1996           1995
                                        -----------    -----------    -----------    -----------
Cash flows from operating activities:

  Cash was received from:
    Collections on sales
      and receivables                   $      --      $    61,978    $   372,292    $   128,005
    Interest income                           1,198          8,692          7,086         64,184
    Sale of utility system                  432,800         85,800        432,800         85,800
    Other                                     5,999          1,506          6,299          1,506
                                        -----------    -----------    -----------    -----------
                                            439,997        157,976        818,477        279,495
                                        -----------    -----------    -----------    -----------

  Cash was expended for:
    Selling, administrative
      and property taxes                    251,475        234,501        466,851        404,426
    Improvements to property
      held for sale                         223,034        407,970        464,016      1,172,058
                                        -----------    -----------    -----------    -----------
                                            474,509        642,471        930,867      1,576,484
                                        -----------    -----------    -----------    -----------

Net cash used in
  operating activities                      (34,512)      (484,495)      (112,390)    (1,296,989)
                                        -----------    -----------    -----------    -----------

Cash flow from investing activities:
    Purchase of property and
      equipment                                --             --             --             (758)
                                        -----------    -----------    -----------    -----------

Cash flow from financing activities:
    Net borrowings from mortgage
      note payable, bank                    105,152        345,128        153,283        957,022
                                        -----------    -----------    -----------    -----------

Net increase (decrease)
  in cash                                    70,640       (139,367)        40,893       (340,725)
Cash, beginning of period                    54,155        341,885         83,902        543,243
                                        -----------    -----------    -----------    -----------

Cash end of period                      $   124,795    $   202,518    $   124,795    $   202,518
                                        ===========    ===========    ===========    ===========

                                           See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                     Three Months Ended            Six Months Ended
                                          March 31,                    March 31,
                                     1996           1995          1996           1995
                                 -----------    -----------    -----------    -----------
Net loss                         $  (275,862)   $  (245,560)   $  (507,262)   $  (441,442)
                                 -----------    -----------    -----------    -----------

Adjustments to reconcile net
 loss to net cash used in
 operating activities:

    Depreciation                       1,026           --            2,051           --

    Change in assets and
      liabilities:

      Increase in:
        Property held for sale      (259,723)      (420,989)      (409,589)      (715,139)

      Decrease in:
        Mortgage notes and
          other receivables          432,800        174,047        671,786        235,876
        Other assets                  20,624          1,955         40,994         36,244
        Accounts payable and
          accrued liabilities         46,123         84,639         61,648       (168,849)
        Estimated costs of
          development of land
          and property sold              500        (78,587)        27,982       (243,679)
                                 -----------    -----------    -----------    -----------
Total adjustments                    241,350       (238,935)       394,872       (855,547)
                                 -----------    -----------    -----------    -----------
Net cash flow used in
   operating activities          $   (34,512)   $  (484,495)   $  (112,390)   $(1,296,989)
                                 ===========    ===========    ===========    ===========


Supplemental information concerning operating and financing activities:

During February 1996, the accrued interest expense owed on the mortgage payable general partner was refinanced and added to the principal of the original mortgage thus increasing the principal to $527,249.


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 1996 AND 1995




1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.


2. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           THREE AND SIX MONTHS ENDED
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

Liquidity and Capital Resources

During the six months ended March 31, 1996, the Partnership incurred substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. During the fiscal year ended September 30, 1995, and during most of the quarter ended December 31, 1995, the Partnership withheld its properties from sale in anticipation of a business combination which was being negotiated throughout most of the year, but which negotiations were terminated in December, 1995. Revenues for the three months ended December 31, 1995, however, included the net proceeds of $140,000 received upon the sale of four residential lots, offset in part by approximately $70,000 of terminated merger expense. During the three months ended March 31, 1996, the Partnership received $433,000 in payment of an installment on a contingent note held in respect of a prior sale of a utility system. Such matters were discussed in Item 1, "Business", (a) "General Development of Business" contained the Annual Report of the Partnership on Form 10K for the fiscal year ended September 30, 1995 (hereinafter the "Incorporated 10K"). An extract from the Incorporated 10K containing said Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference. As a result of the foregoing, the Partnership's cash balances, which had declined to $84,000 at September 30, 1995 and $54,000 at December 31, 1995, increased to $125,000 at March 31, 1996.

During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, the bank financing described in Item 2, Properties, "Village of Royal Palm Beach", land sales and contingent utility receipts described under Item 2, Properties, "Utility Contingent Receipts" in the Incorporated 10K. The Partnership expects to borrow up to $300,000 from affiliates of Hasam Realty Limited Partnership, a general partner of the Parternship, for a term ending October 31, 1996, at an interest rate of 2% over the prime rate of Union Bank, secured by a first mortgage lien on a 4.54 acre tract of undeveloped land in Palm Beach County and a tract of approximately 30 acres of commercially zoned land in the Crestwood tract described in Item 2 of the Incorporated 10-K.


Affect of Land Sales on Future Cash Flow

Assuming that the Partnership determines to continue to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1, Business, "Competition" of the Incorporated 10K. These conditions will continue to affect the realizable value of the Partnership's remaining land. See Item 2 of the Incorporated 10K.

As indicated in Item 2 in the Incorporated 10K, the Partnership has determined to develop portions of its remaining properties in order to enhance their ultimate selling price. Such development will continue whether or not the Partnership continues to liquidate, contingent upon the availability of financing, as discussed in Item 2, Properties, "Village of Royal Palm Beach". As indicated under Item 1, "Factors Affecting Future Operations and Distributions" in the Incorporated 10K, it is unlikely, in view of management's decision to continue development activities as an aid to the enhancement of ultimate liquidation proceeds, that distributions to partners will be made during fiscal 1996.

Assuming that the Partnership continues to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1, Business, "Competition" of the Incorporated 10K. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part.


Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.


Results of Operations

The most significant differences in the results of operations between the six months ended March 31, 1996 and March 31, 1995 are the inclusion in revenues for the six months ended March 31, 1996 of the net proceeds of $140,000 received upon the sale of four residential lots and the inclusion of the cost thereof in the Cost of Land Sold and approximately $70,000 of terminated merger costs. Revenues decreased during the three and six months ended March 31, 1996 (exclusive of the $140,000 sale) as compared to the three and six months ended March 31, 1995 due to reductions in interest income and recognized profit on installment sales.

                           PART II - OTHER INFORMATION




ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 99 - Extract from Annual Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1995 - Items 1 and 2

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


                                         ROYAL PALM BEACH COLONY,
                                           LIMITED PARTNERSHIP

                                         By:  Stein Management Company, Inc.
                                              Managing General Partner


                                         By:    /s/ Irving Cowan
                                             -----------------------------------
DATE:  May 13, 1996                          Irving Cowan, President