Form 10-Q
period 1996-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1996-08-19
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1996

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

           CLASS                       Outstanding at June 30, 1996
           -----                       -----------------------------
Limited Partnership Units                   4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                        June 30,   September 30,
                                                          1996          1995
                                                      ----------      ----------
                                                      (unaudited)
           ASSETS
Cash                                                  $   88,051      $   83,902
Mortgage notes and other receivables:
  Mortgage notes receivable                                 --           236,153
  Other                                                    5,745         435,883
Property held for sale                                 5,176,871       4,607,661
Other assets                                              78,421          61,891
                                                      ----------      ----------
                                                      $5,349,088      $5,425,490
                                                      ==========      ==========


           LIABILITIES AND EQUITY


Liabilities:
  Mortgage payable, bank                              $1,163,797      $1,010,513
  Mortgage payable, general partner                      527,248         500,000
  Mortgage payable, related party                        200,000            --
  Accounts payable and accrued
    liabilities                                        1,049,410         840,402
  Estimated cost of development
    of land and property sold                             28,953          14,441


Equity:
  Partners' equity, 4,485,504 units
    outstanding                                        2,379,680       3,060,134
                                                      ----------      ----------
                                                      $5,349,088      $5,425,490
                                                      ==========      ==========



                        See notes to financial statements


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                ---------------------   ----------------------
                                   1996        1995        1996        1995
                                ---------   ---------   ----------  ----------
Revenues                        $  12,476   $  10,666   $  163,717  $   67,264
                                ---------   ---------   ----------  ----------

Cost and expenses:

  Cost of sales                     5,089        -         111,299        -
  Selling, general and
    administrative expenses       151,207     292,086      561,964     742,551
  Terminated merger costs            -           -          70,720        -
  Depreciation and
    property taxes                 29,372      46,496      100,188      94,071
                                ---------   ---------   ----------  ----------
      Total costs and expenses    185,668     338,582      844,171     836,622
                                ---------   ---------   ----------  ----------

Net loss                        $(173,192)  $(327,916)  $ (680,454) $ (769,358)
                                =========   =========   ==========  ==========

Net loss per unit               $   (0.04)  $   (0.07)  $    (0.15) $    (0.17)
                                =========   =========   ==========  ==========

Weighted average number of
  units outstanding             4,485,504   4,485,504    4,485,504   4,485,504
                                =========   =========   ==========  ==========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                Three Months Ended         Nine Months Ended
                                     June 30,                 June 30,
                            -----------  ----------   ----------  ----------
                                1996         1995         1996         1995
                            -----------  ----------   ----------  ----------
Cash flows from operating
  activities:

  Cash was received from:
    Collections on sales
     and receivables        $    12,000  $   16,671   $  384,292  $  144,676
  Interest income                   376       6,339        7,462      70,523
    Sale of utility system          -           -        432,800      85,800
    Other                           100         200        6,399       1,706
                            -----------  ----------   ----------  ----------
                                 12,476      23,210      830,953     302,705
                            -----------  ----------   ----------  ----------

  Cash was expended for:
    Selling, administrative
      and property taxes        100,434     263,473      567,285     667,899
    Improvements to
      property held
      for sale                  147,452     260,022      611,468   1,432,080
                             ----------  ----------   ----------  ----------
                                247,886     523,495    1,178,753   2,099,979
                             ----------  ----------   ----------  ----------

Net cash used in
  operating activities         (235,410)   (500,285)    (347,800) (1,797,274)
                             ----------  ----------   ----------  ----------

Cash flow from investing
  activities:
  Purchase of property and
    equipment                    (1,335)       -          (1,335)       (758)
                             ----------  ----------   ----------  ----------

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                                   (continued)

                                Three Months Ended         Nine Months Ended
                                     June 30,                 June 30,
                            -----------  ----------   ----------  ----------
                                1996         1995         1996         1995
                            -----------  ----------   ----------  ----------
Cash flow from financing
  activities:
  Net borrowings from loan
  payable:
    Mortgage payable, bank            1      53,491      153,284   1,010,513
    Mortgage payable,
      general partner              -        500,000         -        500,000
    Mortgage payable,
      related party             200,000        -         200,000        -
                             ----------  ----------   ----------  ----------
    Net cash provided by
      financing activities      200,001     553,491      353,284   1,510,513
                             ----------  ----------   ----------  ----------

Net increase (decrease)         (36,744)     53,206        4,149    (287,519)
    in cash

Cash, beginning of period       124,795     202,518       83,902     543,243
                             ----------  ----------   ----------  ----------

Cash end of period           $   88,051  $  255,724   $   88,051  $  255,724
                             ==========  ==========   ==========  ==========




                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)



                                    Three Months Ended           Nine Months Ended
                                          June 30,                    June 30,
                                  -----------------------    -------------------------
                                     1996         1995           1996           1995
Net loss                          $(173,192)   $(327,916)    $ (680,454)     $(769,358)
                                  ---------    ---------     ----------      ---------

Adjustments to reconcile  net
  income to net cash provided
  by (used in) operating
  activities:

  Depreciation                          688        -              2,739          -
  Provision for doubtful
    accounts                           -         (24,250)           -          (24,250)
Change in assets and
    liabilities:

     Increase in:
       Property held for sale      (159,621)    (233,194)      (569,210)      (948,333)
       Other assets                 (17,934)       -            (17,934)
       Accounts payable and
         accrued liabilities        236,256        -            236,256           -
       Estimated costs of
         development of land
         and property sold           14,512        -             14,512            -
     Decrease in:
       Mortgage notes and
       other receivables            (5,495)     (112,456)       666,291        123,420
     Other assets                   (40,994)    (100,512)           -          (64,268)
     Accounts payable and
       accrued liabilities          (61,648)     298,843            -          129,994
     Estimated costs of
       development of land
       and property sold            (27,982)        (800)           -         (244,479)
                                  ---------   ----------     -----------     ----------
Total adjustments                   (62,218)    (172,369)      (332,654)    (1,027,916)
                                  ---------   ----------     -----------     ----------

Net cash flow used in
  operating activities            $(235,410)   $(500,285)   $  (347,800)   $(1,797,274)
                                  =========    =========    ===========    ============

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

Liquidity and Capital Resources

         During the nine months ended June 30, 1996, the Partnership incurred substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. During the fiscal year ended September 30, 1995, and during most of the quarter ended December 31, 1995, the Partnership withheld its properties from sale in anticipation of a business combination which was being negotiated throughout most of the year, but which negotiations were terminated in December, 1995. Revenues for the three months ended December 31, 1995, however, included the net proceeds of $140,000 received upon the sale of four residential lots, offset in part by by approximately $70,000 of terminated merger expense; and during the three months ended March 31, 1996, the Partnership received $433,000 in payment of an installment on a contingent note held in respect of a prior sale of a utility system. Revenues during the three months ended June 30, 1996 were minimal. The Partnership's deferral of sales in anticipation of the aforesaid business combination was discussed in Item 1, "Business", (a) "General Development of Business" contained the Annual Report of the Partnership on Form 10K for the fiscal year ended September 30, 1995 (hereinafter the "Incorporated 10K"). An extract from the Incorporated 10K containing said Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference. During the three months ended June 30, 1996 the Partnership also obtained an additional financing commitment in the amount of $300,000 from Jack Friedland and an affiliate of Jack Friedland. Mr Friedland is affiliated with Hasam Realty Limited Partnership, a general partner of the Partnership. The loan is a term ending October 31, 1996, at an interest rate of 2% over the prime rate of Union Bank, secured by a first mortgage lien on a 4.54 acre tract of undeveloped land in Palm Beach County and a tract of approximately 30 acres of commercially zoned land in the Crestwood tract described in Item 2 of the Incorporated 10-K. As a result of the foregoing, the Partnership's cash balances, which had declined to $84,000 at September 30, 1995 increased to $125,000 at March 31, 1996 and decreased to $88,051 at June 30, 1996.

         The Partnership is committed to the continuing development of phases II and III of the Crestwood residential tract, as described in Item 2 of the Incorporated 10K, as the most efficacious manner in which to enhance liquidation values. Such development would be financed by approximately $930,000 in net proceeds from a bond issue currently being prepared by the Indian Trail Water Control District, and would require additional advances to the Partnership under its financing arrangements with Union Bank ("Bank"). The Partnership has been advised that Union Bank is prepared to modify existing loan arrangements to provide as follows:

         (a) The loan commitment, of which $1,163,797 was outstanding at June 30, 1996, would be increased from its current level of $2,175,000 to $2,725,000, and, as so increased, would continue to be secured by a first mortgage on Crestwood single family building lots;

         (b) The increased loan availability of $1,561,203 would be represented in part by a Bank letter of credit in the amount of $922,000 for the benefit of the Indian Trail Water Control District, representing the approximate difference between the projected remaining cost to develop Phases II and III and the net proceeds anticipated from the issuance of bonds by the Indian Trail Water Control District. Of the balance of the financing availability (approximately $639,203) $550,000 would be available immediately for Phase II and III development costs;

         (c) The maturity date of the loan would be extended from July 1, 1997 to January 31, 1998.

         (d) The Bank would waive the previous requirement that certain sales occur in Phase I of the Crestwood single-family before funds are made available for development of Phases II and III.

         On August 12, 1996, the Partnership executed an agreement with Lennar Homes, Inc., a prominent South Florida developer, for the purchase of 86 lots in the Crestwood Tract for an aggregate of $2,451,000. The Partnership received a letter of credit deposit of $100,000 (which is currently held in escrow and not available for current use by the Partnership). Lennar has an inspection period which expires on or about September 25, 1996, after which, if Lennar determines to proceed, the deposit will become non-refundable and Lennar will be required to post an additional letter of credit for $390,200 for a total deposit of $390,200. The agreement, if Lennar elects to proceed, contemplates that all lots will be taken and paid for over an 18 month period after completion by the Partnership of development work, which in turn cannot commence until the bond issue has been completed. Accordingly, such development completion is not expected until the summer of 1997. Therefore, it is not anticipated that any additional funds will be received under the Lennar agreement during the balance of the current fiscal year or during the fiscal year ending September 30, 1997.


Additional Prospective Land Sales

          The Partnership has also negotiated several additional sales of land, all of which are subject to conditions which the Partnership anticipates will be satisfied. Such anticipated sales are as follows:

          (a) The County of Palm Beach has agreed to purchase 19 partially developed lots for approximately $100,000 and an additional offer to purchase 16 additional lots for $84,000. The first agreement is expected to close in late September or early October of 1996. Although a firm contract has not yet been executed for the second sale, the Partnership believes this sale will also occur with a closing in November or December of 1996.

          (b) The Partnership has executed an agreement to sell 4.54 acres in the Village of Palm Beach for $325,000, with a closing expected in December, 1996. This sale is subject to zoning and site plan approval, but the Partnership not not anticipate difficulty in obtaining such approvals.

          (c) Sale of the Partnership's mortgagee position in a current foreclosureof a mortgage held by the Partnership having a net carrying value of $137,614 which the Partnership anticipates will generate approximately $150,000 prior to the the end of the current calendar year.

         (d) In order to enhance the value and salability of the Crestwood Tract, the Partnership has obtained the rezoning of a 14 acre portion of the multi-family zoned property in the Crestwood Tract to permit the Partnership to offer such portion for sale as a shopping center site. The Partnership has executed an agreement to sell this portion to an unaffiliated shopping center developer ("Purchaser") in potentially four phases. The first phase relates to an 11.8 acre tract to be sold for $3.00 per square foot (approximately

$1,542,024 subject to final survey). While certain conditions remain to be satisfied, the Partnership expects this Phase to close by late November, 1996 and to produce approximately $1,400,000 in net cash after brokerage and adjustments.

          (e) Pursuant to an option held on lots located within Phase I of the Crestwood Tract, the Partnership anticipates that 3 lots will be sold for approximate cash proceeds aggregating $90,000 prior to or shortly after the close of the current fiscal year.

          (f) The Partnership has received an offer from the State of Florida to purchase the balance of the Partnership's undeveloped land in Hernando Country for $125,000. This sale is projected to close in October of 1996.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, the Union Bank financing described above, land sales, contingent utility receipts described under Item 2, Properties, "Utility Contingent Receipts" in the Incorporated 10K, and the proceeds of the Indian Trail Water Control District bonds. However, in the event that the increased Union Bank financing described above were not to be made available or the Indian Trail Water Control District bonds are not sold, the Company would not be able to continue dewvelopment of the Phase II and III portions of the Crestwood Tract, or would have to seek alternative financing arrangements. There is no assurance that such alternative financing could be obtained. Further, as above indicated, other sales of land described above are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

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

         Assuming that the Partnership continues to liquidate, total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and the competitive factors described in Item 1, Business, "Competition" of the Incorporated 10K. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The execution and successful completion of sales contracts described under "Additional Prospective Land Sales" could have a substantial positive affect on liquidity and cash flow in the 1997 fiscal year and enable the partnership to resume payment of liquidating dividends in the latter part of such year.

Environmental Matters

         There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Results of Operations

         The most significant differences in the results of operations between the nine months ended June 30, 1996 and June 30, 1995 are the inclusion in revenues for the nine months ended June 30, 1996 of the net proceeds of $140,000 received upon the sale of four residential lots and the inclusion of the cost thereof in the Cost of Land Sold and approximately $70,000 of terminated merger costs. Revenues decreased during the three and nine months ended June 30, 1996 (exclusive of the $140,000 sale) as compared to the three and nine months ended June 30, 1995 due to reductions in interest income and recognized profit on installment sales. Revenues were minimal in the three months ended June 30, 1996 and June 30, 1995, and will be almost entirely dependent upon sales of the Partnership's properties in the future.

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


                                                ROYAL PALM BEACH COLONY,
                                                LIMITED PARTNERSHIP

                                       By:      Stein Management Company, Inc.
                                                Managing General Partner




DATE:  August 14, 1996                By:       /s/ Irving Cowan
                                                ----------------------
                                                Irving Cowan, President