Form 10-Q/A
period 1996-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1996-08-22
CIK 764606

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

Liquidity and Capital Resources

         During the nine months ended June 30, 1996, the Partnership incurred substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. During the fiscal year ended September 30, 1995, and during most of the quarter ended December 31, 1995, the Partnership withheld its properties from sale in anticipation of a business combination which was being negotiated throughout most of the year, but which negotiations were terminated in December, 1995. Revenues for the three months ended December 31, 1995, however, included the net proceeds of $140,000 received upon the sale of four residential lots, offset in part by by approximately $70,000 of terminated merger expense; and during the three months ended March 31, 1996, the Partnership received $433,000 in payment of an installment on a contingent note held in respect of a prior sale of a utility system. Revenues during the three months ended June 30, 1996 were minimal. The Partnership's deferral of sales in anticipation of the aforesaid business combination was discussed in Item 1, "Business", (a) "General Development of Business" contained the Annual Report of the Partnership on Form 10K for the fiscal year ended September 30, 1995 (hereinafter the "Incorporated 10K"). An extract from the Incorporated 10K containing said Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference. During the three months ended June 30, 1996 the Partnership also obtained an additional financing commitment in the amount of $300,000 from Jack Friedland and an affiliate of Jack Friedland. Mr. Friedland is affiliated with Hasam Realty Limited Partnership, a general partner of the Partnership. The loan is for a term ending October 31, 1996, at an interest rate of 2% over the prime rate of Union Bank, secured by a first mortgage lien on a 4.54 acre tract of undeveloped land in Palm Beach County and a tract of approximately 30 acres of commercially zoned land in the Crestwood tract described in Item 2 of the Incorporated 10-K. As a result of the foregoing, the Partnership's cash balances, which had declined to $84,000 at September 30, 1995 increased to $125,000 at March 31, 1996 and decreased to $88,051 at June 30, 1996.

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

         On August 12, 1996, the Partnership executed an agreement with Lennar Homes, Inc., a prominent South Florida developer, for the purchase of 86 lots in the Crestwood Tract for an aggregate of $2,451,000. The Partnership received a letter of credit deposit of $100,000 (which is currently held in escrow and not available for current use by the Partnership). Lennar has an inspection period which expires on or about September 25, 1996, after which, if Lennar determines to proceed, the deposit will become non-refundable and Lennar will be required to post an additional letter of credit for $390,200 for a total deposit of $490,200. The agreement, if Lennar elects to proceed, contemplates that all lots will be taken and paid for over an 18 month period after completion by the Partnership of development work, which in turn cannot commence until the bond issue has been completed. Accordingly, such development completion is not expected until the summer of 1997. Therefore, it is not anticipated that any additional funds will be received under the Lennar agreement during the balance of the current fiscal year or during the fiscal year ending September 30, 1997.


Additional Prospective Land Sales

          The Partnership has also negotiated several additional sales of land, all of which are subject to conditions which the Partnership anticipates will be satisfied. Such anticipated sales are as follows:

         (a) The County of Palm Beach has agreed to purchase 19 partially developed lots for approximately $100,000 and has made an offer to purchase 16 additional lots for $84,000. The first agreement is expected to close in late September or early October of 1996. Although a firm contract has not yet been executed for the second sale, the Partnership believes this sale will also occur with a closing in November or December of 1996.

          (b) The Partnership has executed an agreement to sell 4.54 acres in the Village of Palm Beach for $325,000, with a closing expected in December, 1996. This sale is subject to zoning and site plan approval, but the Partnership not not anticipate difficulty in obtaining such approvals.

         (c) Foreclosure of a mortgage held by the Partnership having a net carrying value of $137,614, which the Partnership anticipates will generate approximately $150,000 prior to the the end of the current calendar year.

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

Effect of Land Sales on Future Cash Flow

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