Form 10-K
period 1996-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1997-01-31
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1996
                          Commission File Number 1-8893

                            ROYAL PALM BEACH COLONY,
                               LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            59-2501059
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

     2501 S. Ocean Drive
     Hollywood, Florida                                      33019
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (305) 927-3080

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
               Title of Each Class                     on which Registered

          Limited Partnership Units                           None

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


Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The  aggregate   market  value  of  the  limited   partnership   units  held  by
non-affiliates of Registrant computed by the last reported sale price of the Units over-the-counter on December 31, 1996 was approximately $1,592,649.

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

American Stock Exchange Listing

         On January 16, 1996 the American Stock Exchange halted trading in the Partnership's Units pending a review of, among other matters, the Partnership's inability to meet the Exchange's listing standards. The Partnership's units did not resume trading on the Exchange and, following such review, were delisted on March 28, 1996. See Item 5. The Units are currently trading over-the-counter under the symbol "YYGHA."

Results of Liquidation Activities

         The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company.

         Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $65,298,575. As of December 31, 1996, the Partnership had distributed an aggregate of $29,156,000, or $6.50 per Unit, to the general and limited partners. See Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters "Prior Distributions."

         As of September 30, 1996, the Partnership's remaining assets consisted principally of; (1) a 165 acre tract of land in the Village of Royal Palm Beach (the "Village"), (a portion of which is now under development -see Item 2 -- Properties -- "Village of Royal Palm Beach"), which land was reacquired in January, 1992 by foreclosure of a mortgage and which is included in the balance sheet at $4,476,742 (this tract is hereinafter referred to as the "Crestwood" tract), (3) unsold land in Palm Beach County, Florida which is included in the balance sheet at its book value of $485,596, (4) a tract of land in the Village reacquired by foreclosure in 1993 and included in the balance sheet at $287,650,
(5) contingent receivables relating to a prior sale of utility assets with a maximum future undiscounted value of $5,603,000 (which amount, other than $129,000 earned as of September 30, 1996 but not payable to the Partnership until January, 1997, has not been included in the balance sheet due to its contingent nature -- see Note 11 to the Financial Statements), and (6) cash in the amount of $41,451. Through December 31, 1996, there had been no material changes in the Partnership's real estate assets.

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

         First, it was determined that unitholder values could most effectively be increased if some or all of the Crestwood Tract were temporarily withheld from sale and selectively developed. In the judgment of management, the prospective incremental increase in selling prices of developed land over amounts which might reasonably be anticipated from the sale of the land in its raw state would substantially exceed the cost of developing such land, and warranted investment of a portion of the Partnership's cash assets in development activities. Management therefore commenced the development of one portion of the Crestwood Tract, consisting of originally of 170 lots zoned for single family housing (increased in a revised site-plan to 198 lots), in order to enhance its sale value. Management's decision to commence development was influenced, in part, by an appraisal obtained in 1992 of the Crestwood Tract which indicated that such tract had a then current fair market value in the approximate amount of $4,500,000 and could have a significantly higher value if rezoning and re-permitting work were accomplished. Management was further of the opinion that the Crestwood Tract would have an indefinite but substantially higher value if developed with roads and a utility infrastructure. See Item 2 -- Properties -"Village of Royal Palm Beach."

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

         Management ultimately concluded that the most logical course for the Partnership to follow would involve the addition of home building operations. After several potential affiliations were identified, a memorandum of understanding was executed with Regency Homes, Inc., a prominent, privately-owned South Florida home builder, envisioning a business combination of the two entities. However, protracted negotiations with Regency were suspended in early December 1995 and terminated in late December, 1995.

         While management might consider a business combination with an appropriate operating business, it is not actively seeking such transactions and no discussions concerning any such transaction have taken place. The Partnership is proceeding with the liquidation of the its remaining assets. In connection therewith, the Partnership is continuing to develop the residential lots in the Crestwood tract, and may develop other properties if such development would enhance liquidation values. The status of real estate dispositions and development is discussed in Item 2 below.

(2)  Cash Available for Distribution

         Management intends to continue to invest in the development of portions of the Partnership's remaining land in Palm Beach County as a means of achieving a higher return upon sale. Because of a substantial reduction in sales revenues in 1993 and 1994, and the cash requirements for such land development activities in 1995, together with cash expenditures in connection with the proposed transaction with Regency Homes, Inc. and normal operating expenses, no cash has been available for distribution since December 1992. Although at currently targeted sales prices the Partnership could realize cash proceeds from the sale of the Crestwood lots in a range exceeding $5,000,000, there can be no assurance that currently targeted prices will be realized, and initial sales proceeds will be applied to repayment of debt, including bank financing incurred for development work expected to total approximately $2,625,000 It is therefore considered doubtful that cash will be available for distribution in 1997. See
Item 2 - Properties - Development and Sale of Residential Lots; and Item 7 -- Management Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources.

         The timing of the resumption of liquidating distributions will depend largely upon the timing of future sales of the Partnership's remaining land (developed or undeveloped) and future collections of contingent receivables relating to a prior sale of a utility plant. See Item 2 -- Properties, for a discussion of other sources of and anticipated timing of the receipt of revenue which will affect future distributions.


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

         The Partnership has historically marketed its properties through direct mail advertising to major brokers and developers, advertisements in major regional newspapers and direct contacts between officers of the Managing General Partner and real estate developers and brokers. The Partnership is currently marketing its remaining properties through local real estate brokers, including Randy Rieger, who served as interim Vice President and Chief Operating Officer of the Partnership's managing general partner between September 1995 and February 1996. Mr. Rieger currently provides services as an independent consultant to the Partnership for management services in addition to ongoing brokerage services. See Item 13 -- "Certain Relationships and Related Transactions."

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

Personnel

         As of January 31, 1997, Stein Management Company, Inc. ("Steinco") the Managing General Partner, employed 2 persons.

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

The Villaqe of Royal Palm Beach

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

The Crestwood Tract

         Although the Partnership had previously sold nearly all of its land in the Village, it reacquired in 1992, through foreclosure of a defaulted purchase money mortgage, the 165 acre Crestwood Tract of undeveloped land in the Village. When reacquired, the Crestwood Tract was zoned and preliminary approval had been obtained for the development of 172 single-family homesites (the "Single Family Tract") and 625 multi-family units. The Crestwood Tract is bisected by a principal Village road and has access to all utilities, but is otherwise undeveloped with the exception of the existence of portions of a drainage system.

Commercial Land within the Crestwood Tract

         In order to enhance the market value of the Crestwood Tract, the Partnership obtained the rezoning of a 28 acre portion of the Crestwood Tract previously zoned for multi-family housing to permit the Partnership to develop a 14 acre portion for use as a shopping center site. The Partnership received site-plan approval in mid-1996. The Partnership has executed an agreement to sell the entire 28 acre portion to an unaffiliated shopping center developer ("Purchaser") in four phases.

         The first phase relates to an 11.8 acre tract to be sold for $3.00 per square foot (approximately $1,542,024 subject to final survey). The closing on this phase was subject to soil testing, availability of sufficient utility connections, environmental matters, site-plan approval and approval of the premises by a major supermarket chain as a site for a new supermarket. All of such conditions have now been satisfied, the parties are awaiting the issuance of a building permit and the satisfaction of other conditions which are considered likely to occur during January, 1997. The closing is therefore expected to take place by the end of February, 1997. Were the Purchaser to refuse to close, which is considered highly unlikely, its only liability would be its loss of deposits presently aggregating $71,000.

         The second and third phases consist of two additional parcels in the 14 acre portion rezoned as described above, and adjoin the shopping center site, but as to which building permits are not expected to be available for approximately four years. As to such parcels, the Partnership has agreed, during a five-year period following the pending closing on the first phase, to accord an option to the Purchaser to acquire the parcels, with the price to be paid dependent on the terms upon which the Purchaser leases or sells such parcels to an unaffiliated third party. In such event the Purchaser will pay to the Partnership,(i) in the event of a lease, a sum equal to the five times the average annual rental under the lease, and (ii) in the event of a sale, 50% of the net proceeds of the sale; provided that the Partnership is not required to accept less than $3.50 per square foot. If the Partnership itself obtains an unsolicited offer to lease or purchase the parcels which the Partnership desires to accept, the Purchaser may exercise a right of first refusal in which case the Partnership must accept (i) in the event of a lease, a sum equal to five times the average annual rental to be paid by the third party during the first five years of the proposed lease, and (ii) in the event of a sale, 50% of the net proceeds to be paid by the third party.

         The final phase relates to a contiguous 14-acre parcel as to which rezoning from the current multi-family to commercial use is not considered feasible for several years. The Purchaser has been granted an option ending four years after the first closing to acquire this parcel at $3.50 per square foot (approximately $2,129,000 subject to survey). However, after two years from the first closing, the Partnership for multi-family residential purposes only, for a price which is less than the option price, subject to the Purchaser's right of first refusal at the same price.

         Randy Rieger, who became vice-president of the Partnership's managing general partner in September, 1995 for an interim period following the death of its President, is entitled to a commission of 10% of the net proceeds to the Partnership on all of the above-described transactions. See Item 13.

Residential Lots within the Crestwood Tract

         As a result of management's decision to develop portions of the Crestwood Tract, the Partnership has replanned the configuration of the entire tract. This project has included a redesign of the Single Family Tract, and the Partnership has now received final plat approval to increase to 198 the number of residential lots which may be developed for single family use (hereinafter the "Residential Tract." "Development," as such term is applied to single-family lots, entails the completion of all necessary zoning, land use, environmental and other required regulatory procedures, the installation of roads and utility connections to each lot and the provision of drainage facilities.

         In 1995, the Partnership completed the off-site utility infrastructure for the entire Crestwood Tract. The cost of such construction, approximating $975,000, was financed with the proceeds of a $975,000 construction loan from Union Bank of Florida, ("Union Bank Loan " -- See Item 13 -"Certain Relationships and Related Transactions"). See Item 7 -Management Discussion and Analysis -- "Liquidity." Under the terms of the Union Bank Loan, the Partnership is paying interest at a rate equal to 2% above the bank's prime lending rate. The Union Bank's aggregate commitment in respect of the Residential Tract, originally $2,175,000, has been increased to $2,625,000 (which includes the $975,000 advanced for infrastructure for the entire Crestwood Tract and $350,000 advanced for on-site improvement of Phase I of the Residential Tract (see below.) The Union Bank Loan, which is secured by a first mortgage on the 198 undeveloped homesites, is due in full on January 31, 1998. The Partnership is required to apply $20,000 of the proceeds of each lot sale to payment of the Union Bank Loan.

         The Partnership is developing the residential lots in three phases, of which Phase I, comprising 32 lots, has been developed with on-site improvements, financed by $350,000 in borrowings under the Union Bank Loan. Five of the residential lots in Phase I were purchased for the aggregate sum of $170,000 by Regency Homes, Inc. under an option which covered all 32 lots. The option as to the balance of the lots has terminated because of Regency's failure to purchase a specified minimum number of lots per month, although the Partnership continues to negotiate with Regency and others for the sale of individual lots.

         In addition, on August 12, 1996, the Partnership executed an agreement with Lennar Homes, Inc. ("Lennar"), a prominent South Florida developer, for the purchase of 86 lots in Phase II of the Residential Tract for an aggregate of $2,451,000. The Partnership holds deposits under letters of credit aggregating $490,200. The agreement contemplates that all lots will be taken and paid for over an 18-month period after completion by the Partnership of development work. It is anticipated that closing on at least 22 of the lots will occur during the summer of 1997, resulting in gross proceeds to the Partnership of approximately $612,000.

         The Partnership intends to finance on-site development of the 166 lots in Phases II and III of the Residential Tract, anticipated to cost in the range of $1.9 million, with the balance of the borrowing available under the Union Bank Loan and the net proceeds of a public bond financing effected in November, 1996 by the Indian Trail Water Control District (the "District"), which produced net available funds for the project of approximately $1,074,000. The bonds are a direct obligation of the District and not of the Partnership, and interest and principal on the bonds will payable from taxes levied on the lots in the Residential Tract. Such bond issue resulted in an increase in an aggregate real estate tax of approximately $117,000 per annum on the entire Residential Tract, of which amount $600 is allocable to each lot individually.

Other Acreage within the Village

         In March, 1993 the Partnership reacquired a separate tract of 4.54 acres in the Village by accepting a deed in lieu of foreclosure on a mortgage with a principal balance of $300,000 (See Item 7 --"Foreclosure Transactions"). This parcel is bordered by a golf course and a principal Village road, is zoned for approximately 100 multi-family residential units and is being offered for sale in its present state without further development. An agreement to sell this acreage for $325,000 was terminated by the purchaser in November 1996 and the property is currently being remarketed

Utility Contingent Receivable

         In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Predecessor company received $2,510,000 on closing, and was entitled to future payments to a maximum of $10,900,000 as future connections, measured by consumption increases, were made to the system over a period ending August, 2001. As of September 30, 1995, $5,365,000 had not been received or earned. The Utility Contract also provided for contingent extension periods aggregating not more than three additional years to compensate for possible future governmental building moratoriums or water use restrictions. The Partnership's consultants have advised it that the term has been extended through 2003 as a result of water usage restrictions imposed by the South Florida Water Management District in 1990 and 1991 and moratorium actions taken by the Village of Royal Palm Beach in 1985 and 1986. The Utility Contract also calls for payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $262,657 has already been received. It is not possible to predict the amount or timing of future revenues to the Partnership under this program.

         To date, the Partnership has received the following Utility Contract payments:



                                  Amount Received Based On
          Fiscal Year Ended             consumption            Guaranteed
           September 30,                 Increases              Revenues
           -------------                 ---------              --------
               1984                     $  919,000
               1985                        830,000
               1986                        637,000
               1987                        859,000
               1988                        240,000             $ 30,000
               1989                        761,000               45,000
               1990                            -0-               35,000
               1991                        293,000               21,000
               1992                        357,000               37,000
               1993                        168,000               47,000
               1994                         58,000               27,000
               1995                        413,000               20,000
               1996*
               Total                    $5,535,000             $262,000
                                        ==========             ========

----------------------------------
* The Partnership anticipates receipt of $129,000 in late January, 1997.



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

         Management believes that there remain sufficient potential new home water hookups in the area served by the utility to enable the Partnership to realize the maximum remaining $5,365,000 in contingent payments under the Utility Contract. There can be no assurance, particularly in view of the decline in payments from 1995 to 1996, that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount or even a substantial portion of such payments prior to the expiration of the contingent payment term.

Acreage in the Vicinity of the Village

         Substantially all of the property previously owned by the Predecessor Company in Palm Beach County outside of the Village limits, originally aggregating approximately 23,800 acres, was sold under the Predecessor Company's retail installment sales program, which terminated prior to the inception of the Partnership. The Partnership currently retains three tracts in the vicinity of the Village.

         The first tract originally consisted of 206 one-acre lots located approximately eight miles northwest of the Village. These lots have been improved with graded unpaved access roads and drainage facilities. One lot from this tract was sold during 1996 for $12,000.

         In October, 1996, the County of Palm Beach Nature Conservancy purchased, for approximately $100,000, 18 lots within this parcel for use as a conservation easement. The County has also agreed to purchase an additional 16 such lots for $84,000, with a closing anticipated in late February, 1997. Assuming that this sale is closed, the Partnership will retain 171 lots in this tract.

         Palm Beach County has adopted land development regulations under which new development will not be permitted unless adequate public facilities (such as roads) will be in place concurrently with the impacts of such development. The Indian Trail Water Control District ("District") is currently preparing a revised drainage plan which would result in an exemption for such lots from further compliance with such concurrency requirements and would allow the issuance of building permits for single-family residences on such lots. Such plan has been opposed by other governmental agencies, however, and it is uncertain whether the plan will be adopted. If the plan is not approved these lots may not be usable for residential purposes. Further, even assuming a favorable result, the administrative process leading to the availability of building permits cannot be expected to be completed before mid-1998.

         The second tract, consisting of 470 acres, had been reserved for use by the District, in part, as a water retention area for such revised drainage plan. The Partnership is presently evaluating possible alternative uses of this tract, which contains a significant amount of wetlands. Since the use of this land is also dependent on the extension of roads, and development activity on this tract may meet with opposition from governmental agencies concerned with wildlife and wetlands preservation, it is not possible to estimate the realizable value of this land. However, in 1996 the Partnership rejected an offer of $1,100,000 for this tract and alternatives to such sale are being examined with a view to obtaining a higher price. Accordingly, management is of the opinion that its realizable value is in excess of its current book value of $213,421.

         The timing of future sales of the land discussed above, the manner in which they may be developed and the ultimate realizable prices for this land are dependent upon a complex and interrelated number of factors arising out of governmental regulations concerning permissible land use.

         The third tract in the vicinity of the Village the Partnership previously held a disputed claim to approximately 24 acres of undeveloped land. This claim had not originally been accorded value on the Partnership's balance sheet and was considered to have little or no value. During 1994, in connection with the resolution of this claim with adjoining land owners, and in order to give value to such claim, the Partnership relinquished a portion of its claim, acquired 5 adjoining acres for $141,879, and executed a joint development agreement with one of such adjoining landowners relating to the Partnership's acreage and such landowner's acreage (comprising approximately 22 acres in the aggregate of which the Partnership now owns approximately 12 acres). The Partnership and the joint developer have entered into an agreement to sell the entire combined parcel for a price of $1.90 per square foot, subject to survey, which would result in a gross selling price of approximately $1,986,000 (less selling commissions) of which the Partnership's share would be approximately $993,000. The sale is subject to the purchaser's ability to have the premises rezoned for use as a shopping center, approval of the premises as a site for a supermarket by a major supermarket chain, and the issuance of all necessary building and other permits, with a closing date (subject to all of the foregoing) no later than June 30, 1997. The agreement is also subject the ability of the Partnership to cause the owner of an adjoining residence, which is not owned by the Partnership or its joint developer, to sell such residence to the purchaser. There is no assurance that such permits will be obtained, nor can the Partnership predict whether the rezoning process, which involves proceedings before several governmental bodies, or the sale of the aforesaid residence, could be completed or obtained within the required time frame.

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

Lake County,  Florida

         The Predecessor Company originally owned approximately 12,300 acres in Lake County, Florida, located in Central Florida on the outskirts of the Ocala National Forest approximately 39 miles from Ocala and 6 miles from Deland. Lake County is predominantly rural with a population of approximately 14,000. At September 30, 1992, the Partnership owned no property in Lake County; however, in March of 1993 the Partnership accepted a deed in lieu of foreclosure on a mortgage on a 1400 acre portion of this property with a principal balance of $706,000. See Item 7 -- "Foreclosure Transactions." Approximately 1,000 acres of this property which are remote, undeveloped and may be unsuited for any development, were sold by the Partnership for a cash price of $350,000 in June, 1993. The balance of the tract was sold in 1994 in two transactions for prices aggregating $360,000, of which $248,000 was represented by a purchase money mortgage payable over a five year term. In November 1995 this mortgage having a principal balance of $222,471 and deferred profit of $48,958, was sold for $168.962.


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

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

         On January 16, 1996 the American Stock Exchange halted trading in the Partnership's Units pending a review of, among other matters, the Partnership's inability to meet the Exchange's listing standards. The Partnership's units did not resume trading on the Exchange and, following such review, were delisted on March 28, 1996. The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units as reported on the American Stock Exchange through January 15, 1996; information for periods thereafter relates to over-the-counter trading.

         The Partnership's Units were held by approximately 649 holders of record as of December 31, 1996. Based on its tax records, including beneficial owners, the Partnership believes that there are a total of approximately 1,000 unit holders.

Fiscal Year  Ended:

September 30, 1996

                     Quarter             High             Low
                     -------             ----             ---
                     First               1 1/2            3/4
                     Second                13/16          7/8
                     Third                 9/16           17/20
                     Fourth                9/16           3/4


September 30, 1995
                     First                 15/16          3/4
                     Second              1                13/16
                     Third               2                13/16
                     Fourth              1-11/16          1 3/8


Prior Distributions

         The Partnership Agreement requires the Managing General Partner to consider quarterly whether the Partnership has Cash Available for Distribution in respect of the Partnership Units, and to make distributions unless the costs of the distribution would be disproportionately high in relation to the Cash Available for Distribution. "Cash Available for Distribution" in general means the excess cash held by the Partnership over anticipated expenditures and reserves for anticipated or contingent liabilities. The Partnership is not a party to any agreements which would restrict its ability to make future distributions. No distributions were made since December of 1992, in light of management's judgment that Partnership cash should be conserved and applied to the development activities discussed in Item 2, and, during 1994 and 1995, in light of the possibility that the Partnership might resume active business operations as discussed in Item 1. It is unlikely that distributions will be made during fiscal 1996, although management, in reviewing the Partnership's use of cash, will consider the tax effect on partners in the event that the Partnership generates taxable income from its development and sale activities. See Item 1 -- "Factors Affecting Future Operations and Distributions."

         At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of taxable income and loss and distributions since inception, the capital account and tax basis attributable to each Unit which has remained in the hands of an original Unitholder has been reduced to $1.85 as of September 30, 1996. Each person acquiring a Unit after inception has a tax basis in such Unit equal to the net price paid therefor. Such basis is thereafter increased by such Unit's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made. A distribution itself is not a taxable event except to the extent that the distribution reduces the Unitholder's basis below zero.

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

         The Partnership has declared and paid the following liquidating distributions:

         Payment Date                         Amount Per Unit
         ------------                         ---------------
         April 15, 1986                           $ .25
         August 15, 1986                            .35
         December 15, 1986                          .40
         January 15, 1988                           .50
         July 15, 1988                              .50
         January 15, 1989                           .50
         July 17, 1989                             1.00
         September 29, 1989                         .75
         March 30, 1990                             .75
         July 31, 1990                              .50
         August 30, 1991                            .50
         December 15, 1991                          .25
         December 16, 1992                          .25
                                                    ---
                                                   6.50

Item 6.  Selected Financial Data

         The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:

                                          Fiscal Years Ended September 30,
                           ----------------------------------------------------------
                              1996         1995         1994        1993        1992
                              ----         ----         ----        ----        ----
Selected Income
Statement Data

Revenues                   $   397      $   497      $   832      $ 1,717     $ 1,510
Net income (loss)             (690)        (787)        (554)         773         398
Income (loss) per unit        (.15)        (.18)        (.12)         .17         .09

Selected Balance
Sheet Data

Total assets                 5,486        5,425        4,650        5,090       5,361
Mortgage notes payable       2,065        1,511         --           --          --

Partners' equity             2,370        3,060        3,847        4,401       4,750
Cash distributions
   per unit                    -0-          -0-          .25          .25        --

         Since the Partnership's sole business has been the disposition of its assets and the distribution of proceeds to its Unitholders, results in any period are not comparable with any other period and are not indicative of the results which may be anticipated in any future period. See Item 5 -- Prior Distributions (relating to prior returns of capital)

Item 7. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         During the fiscal year, the Partnership continued to incur substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. The Partnership had withheld its properties from sale during the fiscal year ended September 30, 1995, and during most of the quarter ended December 31, 1995, in anticipation of a business combination which was being negotiated throughout most of that year, but which negotiations were terminated in December, 1995. The only revenues for the year ended September 30, 1996, were the proceeds of $182,000 received upon the sale of five residential lots and one undeveloped lot, offset in part by approximately $71,000 of terminated merger expense. In addition, the Partnership received $433,000 in payment of an installment on a contingent note held in respect of a prior sale of the utility system.
See Item 1.

         During the quarter ended December 31, 1995 the Partnership also received $168,962 in satisfaction of a mortgage note receivable.

         The Partnership is obligated to repay a working capital loan in the amount of $527,000 due to Hasam Realty Limited Partnership, a general partner of the Partnership, on February 28, 1997. See Item 13 -- "Certain Relationships and Related Transactions."

         In June 13, 1996 the Partnership obtained an additional working capital loan in the amount of $300,000 from an affiliate of Jack Friedland and $25,000 from Mr. Friedland directly. Mr. Friedland is affiliated with Hasam Realty Limited Partnership, a general partner of the Partnership. The loan was originally for a term ending October 31, 1996, at an interest rate of 2% over the prime rate of Union Bank, and is secured by a first mortgage lien on a 4.54 acre tract of undeveloped land in Palm Beach County and a tract of approximately 14 acres of commercially zoned land in the Crestwood tract described in Item 2. As a result of the deferral of closing on several transactions which had been anticipated to produce substantial cash proceeds, the maturity date of the note was extended through February 28, 1997.

         As a result of the foregoing, the Partnership's cash balances declined from $84,000 at September 30, 1995 to $41,000 at September 30, 1996.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, the bank financing described in Item 2 -- Properties -- "Village of Royal Palm Beach", and land sales and contingent utility receipts described under Item 2 -- Properties -- "Utility Contingent Receipts." In the event of a deferral of land sales beyond currently anticipated dates, management believes that additional financing arrangements will be available from, or guaranteed by, Hasam Realty Limited Partnership, a general partner of the Partnership, or an institutional lender.

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

         Certain of the Partnership's land in Palm Beach County located outside of the Village of Royal Palm Beach (see Item 2 -- Properties -- "Acreage in the Vicinity of the Village") has been the subject of substantial regulatory concerns relating to land use issues, and the salability of such land has been adversely affected by doubts concerning the future availability of building permits. At the inception of the Partnership, such land, in the aggregate, was assigned appraised or estimated values aggregating approximately $1.7 million and is carried on the Partnership's balance sheet at $343,000. As indicated under Item 2 -- " Acreage in the Vicinity of the Village," the Partnership recently rejected an offer of $1.1 million for a 483 acre portion of this land. While the Partnership believes that all or a major portion of the acreage in the vicinity of the Village will ultimately be sold, aggregate realizable values cannot be estimated. It also remains possible, on the other hand, that continuing development and possible future road building activity in the vicinity of this land could have a favorable impact on the value of the land, although such impact is entirely speculative. For a discussion of the land use issues which could affect future development of this acreage see Item 2 -- Properties -- "Acreage in the Vicinity of the Village."

         As indicated in Item 2, the Partnership is committed to the continuing development of phases II and III of the Crestwood Residential Tract, as the most efficacious manner in which to enhance liquidation values. As indicated under
Item 1 -- "Factors Affecting Future Operations and Distributions," it is unlikely, in view of management's decision to continue development activities as an aid to the enhancement of ultimate liquidation proceeds, and the Partnership's obligation to repay indebtedness incurred to finance such development and for working capital, that distributions to partners will be made during fiscal 1997.

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

Results of Operations

                                             Fiscal Years Ended September 30
                                         --------------------------------------
                                           1996           1995          1994
                                         --------      --------       --------
       Revenues
       Sales of land, net                $182,000            -0-      $520,000
       Recognized profit on
        installment and cost
        recovery sales (a)                  1,000        31,000         18,000
       Interest income (b)                  5,000        32,000         67,000
       Sale of utility system (c)         129,000       432,000         86,000
       Other (d)                           80,000         2,000        141,000
                                         --------      --------       --------
Total revenues                           $397,000      $497,000       $832,000
                                         ========      ========       ========


a) Recognized profit on installment and cost recovery sales has changed from year to year as collections of the Partnership's mortgage notes receivable related to sales reported on the installment and cost recovery basis decreased.

b) Interest income decreased from 1994 to 1996 as the Partnership's mortgage notes receivable decreased.

c) As discussed in Note 11 to the financial statements, income recognized on the sale of the utility system varies with water consumption and other factors.

d) Other income in 1996 includes $74,000 received as a foreclosure settlement, net of related expenses. Other income in 1994 includes $119,000 recovered as a litigation settlement for breach of contract against a third party.

Cost of sales

         Cost of sales  relates to the sales of land as  discussed  above.  This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, administrative and other expenses

         Selling, general and administrative expenses, have not varied significantly during the last three years. However, in 1996 and 1995 the Company incurred $70,720 and $405,261, respectively, in costs related to a proposed merger, as to which negotiations have been terminated.

Provision for doubtful accounts

         In 1994 a provision for doubtful accounts and an allowance for doubtful accounts of $48,500 was recorded. In 1995 it was determined that this allowance of $48,500 was no longer required.

Depreciation and property taxes

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

                                      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following information is provided with respect to the directors and officers of each general partner of the Registrant.(l)

                                            Present Position
                                            With  the  Registrant
Name                            Age         and other positions
----                            ---         -------------------
Irving Cowan                    64          Chairman and President of Steinco (1)(*)
                                            Private Investor

Randy Rieger (**)               47          Vice President  and  Chief
                                            Operating Officer of Steinco,
                                            September 1995 through February 1996;
                                            President of RTL Realty, Inc.
                                            and Royal T Land, Inc.,
                                            privately held real estate
                                            consultants and brokers
                                            for over five years

David  B.  Simpson              58          Director and Vice President(*)of Steinco;
                                            attorney currently  in
                                            private practice and counsel
                                            to the Partnership; partner,
                                            Holtzmann, Wise & Shepard,
                                            Counsel to Partnership,
                                            September 1991 to August 1993


Dr. Ernest Sayfie                66         Director  of  Steinco; Physician in
                                            private practice

Herbert Tobin                   56          Director, and Secretary and Treasurer(*)
                                            of  Steinco; President, The Ben Tobin
                                            Companies, LTD, a real estate development company.

Jack Friedland                  71          Member, Friedco, L.C.(l); Private Investor


Leonard Friedland               74          Member, Friedco, L.C.(l); Private Investor


Harold Friedland                66          Member, Friedco, L.C.(l); Private Investor


Marjorie Cowan                  56          Member, Friedco, L.C.(l); Private Investor

(1) The general partners are Stein Management Company, Inc. ("Steinco") and Hasam Realty L.P. The general partner of Hasam L.P. is Friedco, L.C., ("Friedco") a Florida limited liability company. Friedco is managed by its four members, Jack, Harold and Leonard Friedland and Marjorie Cowan, who are brothers and sister. Irving Cowan is the husband of Marjorie Cowan.

(*) Elected to this position on February 14, 1996.
(**) Mr. Rieger, who was elected on an interim basis following the death in September, 1995, of Martin Katz, President of the managing general partner, resigned following the election of the officers referred to in the above table. See Item 13.

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

         No such forms were furnished to the Partnership during fiscal 1996. Based solely on the foregoing the Partnership believes that during fiscal 1996, no purchases or sales of units were made requiring compliance with applicable
Section 16(a) filing requirements.

Item 11.  Executive Compensation

         During fiscal 1996 no executive officer of the Managing General Partner received compensation exceeding $60,000 except Randy Rieger, who received $60,000 through February, 1996 (the date of Mr. Rieger's resignation as Vice
President) and $42,000 through end of the fiscal year in management and consulting and brokerage fees.

         All officers and Directors, as a group (5 persons) earned $127,400 in cash compensation (including the compensation paid to Mr. Rieger described above) and $4,300 in other benefits.

         The Partnership Agreement provides that the Partnership will provide and pay for all payroll and other costs of Steinco (to the extent such costs are not paid directly by the Partnership) in connection with the employment of personnel, and the costs of office space, outside clerical and professional assistance, equipment, and other facilities which are ordinary and necessary to the conduct and management of the Partnership's affairs. The Partnership reimbursed Steinco approximately $45,000 in the fiscal year ended September 30, 1994 for such expenses. Steinco's sole function is to serve as the Managing General Partner and it does not conduct any other operations.

         Other than the foregoing, the Managing General Partner is not entitled to any compensation in respect of the discharge of its obligations under the Partnership Agreement. Hasam L.P., the other General Partner, is not entitled to compensation of any nature under the Partnership Agreement but is entitled to reimbursement for such expenses as it may reasonably incur in the discharge of its ordinary and necessary obligations as a General Partner. No such expenses were reimbursed in the fiscal year ended September 30, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth as of December 15, 1996  information  concerning
(i) all persons who are known to the Registrant to be the beneficial owner of more than 5% of the Units and (ii) the beneficial ownership of Units of directors and officers of each General Partner of the Registrant.

                                              Amount Beneficially                    Percent of
Name  and  Address                                  Owned (a)                           Class
------------------                                  ---------                           -----
Harold Friedland                                   712,417 (1)                           15.8%
636 Old York Road #210
Jenkintown, PA 19046

Jack Friedland                                   1,155,834  (1)(2)                       25.8%
111  Regatta  Drive
Jupiter,  FL  33477

Leonard Friedland                                1,170,196  (1)(3)                       26.1%
6530  Allison  Road
Miami Beach, FL 33131

Marjorie Cowan                                   1,057,929  (1)(4)                       23.6%
3725 S. Ocean  Dr.
Hollywood,  FL  33019

Samuel Friedland
Family Foundation                                  637,417                               14.2%
2501 S.  Ocean  Dr.
Hollywood,  FL  33019

Hasam Realty Limited
Partnership                                         75,000                                1.7%
2501 S. Ocean  Dr.
Hollywood,  FL  33019

Stein Management Company                            20,093                            Less  than  1%
2501 S. Ocean  Drive
Hollywood,  FL  33019

David  B. Simpson                                    1,460 (5)                        Less  than  1%
2 University Plaza  #109
Hackensack, N. J. 07601

Dr.  Ernest Sayfie                                     150                            Less  than  1%
3001 S. Ocean  Dr.
Hollywood,  FL  33019

All officers and directors                       2,361,972                               52.7%
 as a group (See footnotes)

(a) Includes all units as to which owner holds sole or shared voting or investment power.

(1) Includes 637,417 units owned by the Samuel Friedland Family Foundation and 75,000 units owned by Hasam Realty Limited Partnership, of which this individual may be deemed a controlling person. In the case of Harold Friedland does not include 316,144 Units owned by an adult child and 65,000 Units owned by trusts for other adult children of which Jack Friedland is one of three trustees. In the case of Leonard Friedland, includes Units held for benefit of Mr. Friedland and adult children of Mr. Friedland.

(2) Does not include 2,500 units owned Jack Friedland's wife.

(3) Does not include 2,500 units owned by Leonard Friedland's ex-wife.

(4) Does not include 96,900 units owned by Mrs. Cowan's husband, Irving Cowan. Includes 16,993 units owned by a trust for a minor child of which Mr. and Mrs. Cowan are trustees; Includes 21,708 Units owned jointly with Mr. Cowan.

(5) Does not include 20,000 Units owned by Stein Management Company, of which Mr. Simpson's wife owns 50% of the common stock.


Item 13.  Certain Relationships and Related Transactions

Borrowing from Related Parties

         In June, 1995, the Company borrowed $500,000 from Hasam Realty, L.P. for general working capital purposes, secured by a first mortgage on the Crestwood commercial property referred to in Item 2. In February, 1996, Hasam agreed to add to principal $27,249 of interest accrued through January 31, 1996 and unpaid. The loan (including said amount added to principal) was payable in full on June 29, 1996 but was extended through February 28, 1997. The loan and bears interest at a rate equal to two percent over the Prime Rate, defined as the highest fluctuating rate of interest per annum as published by the Wall Street Journal. Management believes that the terms of this borrowing are fair and reasonable, and at least as favorable as the terms which could have been obtained from an unaffiliated institutional lender.

         On June 13, 1996, the Partnership borrowed $300,000 from an affiliate of Jack Friedland and $25,000 directly from Mr. Friedland, who is an affiliate of Hasam Realty Limited Partnership, a general partner of the Partnership. These loans, originally due on October 1, 1996, have been extended through February 28, 1997. See Item 7.

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

         Herbert Tobin, a Director of Steinco, is Chairman of the Board and Director, of Union Bank of Florida, which made a land development loan to the Partnership in 1994. See Item 2.

         Randy Rieger was elected on an interim basis as a Vice President and Chief Operating Officer of Stein Management Company, Inc., the Partnership's managing general partner, in September 1995, shortly following Mr. Katz's death. Mr. Rieger had been active as a real estate broker, directly and through affiliated companies, in the south Florida real estate market for many years. Prior to his election in 1995, Mr. Rieger had been serving as a consultant to the Partnership under an arrangement pursuant to which he was paid consulting fees, and additional amounts applicable to future brokerage commissions were being paid to RTL Realty Corp. (50% owned by Mr. Rieger) which had been engaged as the Partnership's exclusive broker in respect of a substantial portion of its real estate assets. Under such prior arrangement, RTL Realty Corp. will be entitled to substantial brokerage commissions in the event that certain real estate sales currently under contract relating to a shopping center site are consummated. See Item 2 -- Properties -- "The Villaqe of Royal Palm Beach." Mr. Rieger resigned following the election of new officers on February 14, 1996; however, Mr. Rieger has continued to serve the Partnership as a consultant under a consulting and brokerage agreement with Mr. Rieger and RTL Realty Corp, dated May 23, 1996, which was originally scheduled to expire on December 31, 1996 (the "RTL Agreement"). Under the RTL Agreement, RTL received $6,000 per month in consideration of Mr. Rieger's services to the Partnership, in addition to brokerage on sales of the Partnership's properties at a varying schedule of rates and reimbursement of approved expenses. In November, 1996, the Partnership approved an extention of the RTL Agreement until December 31, 1997, and also agreed to reimburse RTL for certain expenses at the rate of $2,500 per month for office expenses. In the fiscal year ended September 30, 1996, Mr. Rieger was paid $113,060 under the original and revised agreements, of which $60,000 was paid to him as officer's compensation. See Item 10.

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

         (a)      The following documents are filed as a part of this report:

                  1. Financial Statements:

                  Independent Auditor's Report

                  Royal  Palm  Beach  Colony,   Limited  Partnership   Financial
                  Statements:

                  Balance sheets as of September 30, 1996 and 1995.

                  Statements of operations for the years ended September 30, 1996, 1995 and 1994.

                  Statements of partners' equity for the years ended September 30, 1996, 1995 and 1994.

                  Statements of cash flows for the years ended September 30, 1996, 1995 and 1994.


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

3(c) Amended Certificate and Agreement of Limited Partnership of Royal Palm Beach Colony, L.P. (filed May 21, 1985 with the Secretary of State of Delaware) changing name to Royal Palm Beach Colony, Limited Partnership. Filed as Exhibit 3(g) to Amendment Number One to the Registration Statement and incorporated herein by reference.

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

4(b) Loan Agreement between Royal Palm Beach Colony, Limited Partnership and Union Bank of Florida dated October 6, 1994, pertaining to loan in the amount of $975,000. Filed as Exhibit 4(b) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

4(c) Correction to description of Exhibit 4(c) filed with Report of Registrant on Form 10-K for fiscal year ended September 30, 1995. Said Exhibit relates to is a promissory note for $27,247.83 of accrued interest on Prommissory Note in the amount of $500,000 filed as Exhibit 4(d) to said report on Form 10-K.

4(d) Correction to description of Exhibit 4(d) filed with Report of Registrant on Form 10-K for fiscal year ended September 30, 1995. Said Exhibit is a Prommissory note from Registrant to Hasam Realty Limited Partnership in the amount of $500,000.

4(e) Agreement between Registrant and Gerald M. Higier dated December 1, 1995 relating to purchase of 10.8 acre commercial tract. Filed as Exhibit 4(e) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

4(f) Agreement between Registrant and Gerald M. Higier dated in 1995 relating to purchase of 24 acres. Filed as Exhibit 4(f) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

4(g) Agreement executed August 12, 1996 between the Registrant and Lennar Homes, Inc. relating to sale of 86 single family lots in Crrestwood Unit 3 - Plat Three.

4(h) First Amendment to Loan Agreement and First Mortgage Modification Amendment dated June 26, 1995 to Loan Agreement referred to in Exhibit 4(b).

4(i) Second Mortgage Modification Amendment dated October 21, 1996 to Loan Agreement referred to in Exhibit 4(b).

4 (j) Mortgage dated June 13, 1996 between Crossroads Associates, Ltd. and the Registrant pertaining to secured loan of $300,000 to the Registrant.

4 (k) Promissory Note dated June 13, 1996 in the amount of $300,000 from Registrant to Crossroads Associates, Ltd. relating to Mortgage referred to in
Exhibit 4(j).

4(l) Letter Agreement dated May 23, 1996 between Randy Rieger and the Registrant relating to brokerage and consulting services.

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

                                         ROYAL PALM BEACH COLONY,
                                         LIMITED PARTNERSHIP

                                    By:  Stein Management Company, Inc.
                                         Managing General Partner


Date: January 31, 1997              By:  /s/ David B. Simpson
                                         --------------------
                                         David B. Simpson, Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                            Date
----                                   -----                            ----
/s/Irving Cohen                Chairman, President and Director,     January 31, 1997
---------------                Stein Management Company, Inc.
Irving Cowan


/s/David B. Simpson            Vice President and Director,          January 31, 1997
-------------------            Stein Management Company, Inc.
David B. Simpson


/s/Ernest Sayfie               Director,                             January 31, 1997
----------------               Stein Management Company, Inc.
Ernest Sayfie


/s/Herbert Tobin
----------------               Director,                             January 31, 1997
Herbert Tobin                  Stein Management Company, Inc.

                            ROYAL PALM BEACH COLONY,

                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                   YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

                          INDEPENDENT AUDITORS' REPORT

Partners
Royal Palm Beach Colony, Limited Partnership
Hollywood, Florida

We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 14 to the financial statements, in anticipation of a proposed merger which was ultimately terminated, the Partnership suspended land sales during fiscal year 1995 which resulted in insufficient cash resources to meet its obligations as they become due. Management's plans in regard to these matters are also described in Note
14. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1, the primary business purpose of the Partnership is the operation, management and orderly disposition of its assets and the distribution of the proceeds therefrom to unitholders.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                             /s/ LEFCOURT, BILLIG, SARBEY, TIKTIN & YESNER, P.A.

Coral Gables, Florida

December 11, 1996

                     ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                              SEPTEMBER 30, 1996 AND 1995



                ASSETS

                                                                1996           1995
                                                            ----------     ----------
Cash                                                        $   41,451     $   83,902
Mortgage notes and other receivables (Note 2):
    Mortgage notes receivable                                                 236,153
    Other                                                      133,318        435,883
Property held for sale (Note 3)                              5,249,988      4,607,661
Other assets (Note 4)                                           61,376         61,891
                                                            ----------     ----------
                                                            $5,486,133     $5,425,490
                                                            ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Mortgage notes payable, bank (Note 5)                   $1,212,412     $1,010,513
    Mortgage notes payable, general partner (Note 5)           527,249        500,000
    Mortgage and note payable, related parties (Note 5)        325,000
    Accounts payable and other liabilities (Note 6)          1,037,439        840,402
    Estimated costs of development of land sold                 14,142         14,441

Subsequent events (Notes 5 and 6)

Partners' equity:
     4,485,504 units authorized and outstanding              2,369,891      3,060,134
                                                            ----------     ----------
                                                            $5,486,133     $5,425,490
                                                            ==========     ==========







                          See notes to financial statements.

                     ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS





                                                   Years ended September 30,
                                        ---------------------------------------------
                                            1996             1995             1994
                                        -----------      -----------      -----------
Revenues (Notes 13 and 14)              $   396,924      $   497,651      $   831,773
                                        -----------      -----------      -----------

Costs and expenses:
   Cost of sales                            135,533                           439,195
   Selling, general and
     administrative expenses                752,935          807,505          804,930
   Terminated merger costs (Note 7)          70,720          405,261
   Provision for doubtful
     accounts                                                (48,500)          48,500
   Depreciation and
     property taxes                         127,979          120,734           92,941
                                        -----------      -----------      -----------
                                          1,087,167        1,285,000        1,385,566
                                        -----------      -----------      -----------

Net loss                                ($  690,243)     ($  787,349)     ($  553,793)
                                        ===========      ===========      ===========

Net loss per unit                       ($     0.15)     ($     0.18)     ($     0.12)
                                        ===========      ===========      ===========

Weighted average number of
   units outstanding                      4,485,504        4,485,504        4,485,504
                                        ===========      ===========      ===========






                          See notes to financial statements.



                         ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                STATEMENTS OF PARTNERS' EQUITY



                                Partnership        General          Limited           Total
                                   Units           Partner          Partners         Equity
                                -----------      -----------      -----------      -----------
Balance, September 30, 1993       4,485,504      $   161,415      $ 4,239,861      $ 4,401,276

Net loss                                             (11,740)        (542,053)        (553,793)
                                -----------      -----------      -----------      -----------

Balance, September 30, 1994       4,485,504          149,675        3,697,808        3,847,483

Net loss                                             (16,691)        (770,658)        (787,349)
                                -----------      -----------      -----------      -----------

Balance, September 30, 1995       4,485,504          132,984        2,927,150        3,060,134

Net loss                                             (14,633)        (675,610)        (690,243)
                                -----------      -----------      -----------      -----------

Balance, September 30, 1996       4,485,504      $   118,351      $ 2,251,540      $ 2,369,891
                                ===========      ===========      ===========      ===========










                              See notes to financial statements.

                         ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                   STATEMENTS OF CASH FLOWS


                                                          Years ended September 30,
                                              ----------------------------------------------
                                                 1996             1995             1994
                                              -----------      -----------      -----------
Cash flows from operating activities:
   Cash received:
     Collections on land sales
        and receivables                       $   434,830      $   161,428      $   469,393
     Interest income                                7,622           77,207           56,051
     Sale of utility system                       432,800           85,800          215,050
     Other cash received                            6,398           14,985          106,021
                                              -----------      -----------      -----------
                                                  881,650          339,420          846,515
                                              -----------      -----------      -----------
Cash expended:
   Selling, general and
     administrative, property
     taxes and other expenses                     528,353          845,097          991,682
   Interest paid
     (net of amounts capitalized)                  72,696            4,750
   Acquisition of property held for sale                            18,766          123,552
   Improvements to property held for sale         848,616        1,439,903          597,404
                                              -----------      -----------      -----------
                                                1,449,665        2,308,516        1,712,638
                                              -----------      -----------      -----------
Net cash used in
   operating activities                          (568,015)      (1,969,096)        (866,123)
                                              -----------      -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment              (1,335)            (758)         (11,387)
                                              -----------      -----------      -----------

Net cash used in investing activities              (1,335)            (758)         (11,387)
                                              -----------      -----------      -----------



                                         (continued)

                         ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS (CONTINUED)

                                                          Years ended September 30,
                                              ----------------------------------------------
                                                 1996             1995             1994
                                              -----------      -----------      -----------
Cash flows from financing activities:
Proceeds from mortgage notes payable:
     Bank                                         301,899        1,010,513
     General partner                                               500,000
     Others                                       325,000
   Payments on mortgage payable:
     Bank                                        (100,000)
                                              -----------      -----------      -----------
   Net cash provided by
     financing activities                         526,899        1,510,513
                                              -----------      -----------      -----------

Net decrease in cash                              (42,451)        (459,341)        (877,510)

Cash at beginning of year                          83,902          543,243        1,420,753
                                              -----------      -----------      -----------

Cash at end of year                           $    41,451      $    83,902      $   543,243
                                              ===========      ===========      ===========




                                         (continued)

                         ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS (CONTINUED)

                                                          Years ended September 30,
                                              ----------------------------------------------
                                                 1996             1995             1994
                                              -----------      -----------      -----------
Reconciliation of net loss to
   net cash used in
     operating activities:

Net loss                                      ($  690,243)     ($  787,349)     ($  553,793)
                                              -----------      -----------      -----------
Adjustments to reconcile net income
   to net cash provided by (used in)
     operating activities:

   Depreciation and amortization                    3,428            4,334            3,599
   Provision for doubtful accounts                                 (48,500)          48,500
   Sundry                                                            4,227

Change in assets and liabilities:
   Increase in:
     Mortgage notes and
        other receivables                                         (158,232)
     Property held for sale                      (642,327)      (1,097,773)        (485,947)
     Other assets                                  (1,578)                          (28,696)
     Accounts payable and
        accrued liabilities                       197,037          297,436          191,670
     Estimated costs of development
        of land sold
   Decrease in:
     Mortgage notes and
        other receivables                         538,718                            36,356
     Other assets                                                   61,740
     Estimated cost of development
        of land sold                                 (299)        (244,979)         (77,812)
                                              -----------      -----------      -----------

Total adjustments                                  94,979       (1,181,747)        (312,330)
                                              -----------      -----------      -----------

Net cash flow used in
   operating activities                       ($  595,264)     ($1,969,096)     ($  866,123)
                                              ===========      ===========      ===========

Supplemental information concerning investing and financing activities:

As discussed in Note 5, in fiscal 1996 the Partnership issued a note payable to the general partner for unpaid interest in the amount of $27,249. In connection with the 1995 recording of an in substance foreclosure of the property described in Note 3, the Partnership recorded the property and concurrently reduced its mortgage notes receivable by the carrying value of the receivable, $65,064, in fiscal year 1995.

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



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

       A summary of the Partnership's accounting principles is as follows:

       Land sales:
         Land sales are accounted for under the accrual method when the purchaser has made an adequate down payment, generally 20% to 25% of the purchase price, the Partnership has no substantial remaining obligations with respect to the property, and collectibility of the related receivable is reasonably predictable. Otherwise, either the installment or the cost recovery method is used. Under the installment method, portions of profit are recognized as cash payments are received from the buyer. Under the cost recovery method no profit is recognized until cash payments received from the buyer, including interest and principal, exceed the seller's cost of the property sold.

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

       Property held for sale:
         Property held for sale is stated at the lower of cost or estimated net realizable value. The cost of property held for sale includes the original purchase price, cost of land development, and development period real estate taxes and interest.

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


1.     Organization and summary of significant accounting policies (continued):


       Property and equipment:
         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets on the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes.

       Net (loss) per unit:
         Net (loss) per unit is calculated based on the weighted average number of units outstanding during the year.

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

2.     Mortgage notes and other receivables:

       Mortgage notes receivable consist of the following as of September 30, 1995:

           Mortgage notes receivable                $ 285,801

           Less:
              Deferred profit                         (49,648)
                                                    ---------
                                                    $ 236,153
                                                    =========

       In December 1995, the Partnership received $168,962 as full settlement of a mortgage note which had a carrying value at the date of settlement of $173,513 (mortgage note receivable $222,471 less deferred profit of $48,958). The loss on this transaction, $4,551, has been included in 1996 selling, general and administrative expenses.

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

2.     Mortgage notes and other receivables (continued):

       Other receivables consist of the following:

                                                 September 30,
                                            ------------------------
                                              1996            1995
                                            ---------       ---------
           Utility receivable (Note 11)     $129,000        $432,800
           Accrued interest receivable                         2,833
           Other                               4,318             250
                                            --------        --------

                                            $133,318        $435,883
                                            ========        ========

3.     Property held for sale:

       Included in property held for sale at September 30, 1995 is the net carrying value of a mortgage note receivable in default which was considered to be an in substance foreclosure. The Partnership filed an action to foreclose on the mortgage. The in substance foreclosure was recorded by reclassifying the net carrying value of the receivable of $65,064, consisting of a mortgage note receivable of $137,614 less related deferred profit of $72,550, to property held for sale. In September 1996, the Partnership received $155,000 from the purchaser of the property as part of a joint stipulation settlement to settle and compromise the litigation. Proceeds received in excess of the net carrying value of the in substance foreclosure and related settlement expenses amount to $74,047 and have been included in revenues (See Note
       13).

4.     Other assets:

       Other assets consist of the following:

                                                        September 30,
                                               -----------------------------
                                                  1996                1995
                                               ---------           ---------
           Furniture and equipment, net of
              accumulated depreciation         $   6,090           $   8,184
           Prepaid expenses                       55,286              53,707
                                               ---------           ---------

                                               $  61,376           $  61,891
                                               =========           =========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994






5.     Mortgages and note payable:

       Mortgages and note payable consist of the following:

                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                             1996            1995
                                                                                         -----------      ----------
Mortgage notes payable - bank:
       On    October    6,    1994    the    Partnership    entered    into    a
       construction/development  loan agreement whereby the Partnership borrowed
       $975,000  at 2% over the prime  rate  (10.25%  at  September  30,  1996).
       Interest  only is payable  monthly and, as modified on June 26, 1995 (see below),  the loan matures on July 1, 1997.  Property held for sale with a cost of  approximately  $2,978,000  is  collateral  for this loan and the additional  borrowings  described  below.  The mortgage  requires certain
       release principal payments as land is sold.                                       $   875,000      $  975,000

       On June 26, 1995,  the  Partnership  entered into a  modification  of the above loan agreement  whereby the Partnership may borrow,  under the same terms as  above,  up to an  additional  $1,200,000  based on the  minimum proceeds of a  $1,000,000  municipal  bond  issuance of the Indian  Trail
       Water Control District during November, 1996.                                         337,412          35,513
                                                                                         -----------      ----------
       On October 21, 1996 the Partnership  combined these  obligations  under a
       Consolidation  Promissory Note,  whereby the Partnership may borrow up to
       $2,625,000 at 2% over the prime rate, maturing on January 31, 1998.               $ 1,212,412      $1,010,513
                                                                                         ===========      ==========

Mortgage notes  payable,  general  partner:
       On June 29,  1995 the  Partnership  borrowed  $500,000  from its  general partner for working  capital.  The terms of the mortgage call for monthly interest  payments at a rate of 2% over prime  (10.25% at  September  30,
       1996) with the outstanding  principal balance due at maturity on June 29,
       1996.  Property  held for sale with a cost of  approximately  $787,000 is collateral  for this loan. On February 9, 1996 the  Partnership  issued a note payable to the general  partner for unpaid interest in the amount of
       $27,249 and on September  30, 1996 the general  partner  extended the due
       date of both notes to February 28, 1997.                                         $   527,249      $  500,000
                                                                                        ===========      ==========



                                                     (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



5.       Mortgage notes payable (continued):

                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                             1996            1995
                                                                                         -----------      ----------
Mortgage note payable, related party:
       On June 13,  1996,  the  Partnership  borrowed  $300,000  from a  related company for working  capital.  The terms of the mortgage call for monthly interest  payments at a rate of 2% over prime  (10.25% at  September  30,
       1996) with the outstanding  principal  balance at maturity on October 31,
       1996.  Property  held for sale with a cost of  approximately  $287,000 is collateral  for this loan.  No payments of interest have been made and on
       September  30,  1996 the lender  waived the  default  for  nonpayment  of
       interest and extended the due date of the mortgage to February 28, 1997.          $   300,000

Note payable, related party:
       On September 4, 1996, the Partnership borrowed $25,000 from a unit holder for  working  capital.  The terms of the note call for  monthly  interest payments at a rate of 2% over prime  (10.25% at September  30, 1996) with the  outstanding  balance due upon  maturity  which has been  extended to
       February 28, 1997.                                                                     25,000
                                                                                         -----------
                                                                                         $   325,000
                                                                                         ===========

    Interest is capitalized for property being developed. All other interest is charged to operations as incurred as follows for the years ended September 30:

                                          1996                1995
                                          ----                ----
           Capitalized                 $ 119,870          $   89,605

           Charged to operations          72,696              16,630
                                       ---------          ----------

       Total interest incurred         $ 192,566          $  106,235
                                       =========          ==========


    There was no interest incurred during 1994.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


6.     Accounts payable and other liabilities:

       Accounts payable and other liabilities consist of the following:

                                                  September 30,
                                          ---------------------------
                                             1996              1995
                                          ----------        ---------
       Accounts payable                   $  750,934        $ 555,547
       Accrued liabilities:
         Property taxes                      130,772          107,352
         Other                                80,733           83,703
       Due to landowner                       75,000           93,800
                                          ----------        ---------
                                          $1,037,439        $ 840,402
                                          ==========        =========

       Property taxes related to calendar year 1994, which were due March 31, 1995, and property taxes related to calendar year 1995, which were due March 31, 1996, in the approximate amounts of $144,431 and $147,735, respectively, are delinquent and are included in accounts payable at September 30, 1996.

       Due to landowner represents reimbursement due for development costs in connection with common areas. Payment of $75,000 was due on June 30, 1996, with interest at 8% per annum. Due date was extended to December 31, 1996 and payment was made November 6, 1996.

7.     Terminated merger costs:

       During fiscal year 1995, a potential affiliation with a privately-owned South Florida home builder was identified and a memorandum of understanding was executed for the purpose of merger. However, after protracted negotiations, the attempt to merge was terminated in December 1995. Costs incurred during the years ended September 30, 1996 and 1995 in connection with the terminated merger amounted to approximately $71,000 and $405,000, respectively, and have been expensed in the statement of operations. Such costs include fees for financial, capital and real estate consultants, and attorneys' fees.

8.     Income taxes:

       The Partnership is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. Pursuant to the Tax Reform Act of 1986, the Company changed its fiscal year end, September 30, to a calendar year end for income tax purposes.
                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

8.     Income taxes (continued):

       The following analysis summarizes the major differences between the financial reporting and income tax basis of the partners' equity account at September 30, 1996.

       Partners' equity, financial reporting basis                              $ 2,369,891
         Add items recorded for tax purposes only:
         Step-up in basis of property                           $ 17,000,000
         Less:  Cost of sales - step-up as adjusted
           for unamortized additional capitalized
           inventory costs                                        11,139,231
                                                                ------------
                                                                   5,860,769
         Add items not deducted for tax purposes                      40,270
                                                                ------------
                                                                                  5,901,039
                                                                                -----------
       Partners' equity, income tax basis                                       $ 8,270,930
                                                                                ===========

       The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reports its income as a partnership. Under current provisions, the application of the grandfather rules is scheduled to terminate for the taxable year commencing after December 31, 1997. At that point in time the Partnership will be required to determine its income tax status pursuant to the operative Internal Revenue Code provisions, regulations and rules thereunder governing publicly traded partnerships. The ultimate determination, which is dependent upon future results of operations and other factors, will result in the Partnership either retaining its status as a partnership or, alternatively, being taxed as a corporation. These provisions will become operative for the taxable year beginning January 1, 1998.

9.     Related party transactions:

       The Partnership reimbursed Steinco approximately $45,000 for payroll and related expenses for fiscal year 1994.

10.    Lease information:

       The Partnership occupies its office facility in a building owned by an entity related by common ownership. The Partnership does not pay any rent at this office facility. Other long-term operating leases on real and personal properties are not considered material.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


11.    Other transactions:

       A  subsidiary  of  the  Company,   Royal  Palm  Beach  Utilities  Company
       ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by Utilities as future connections (as measured by increases in consumption) are added to the system, over a period which is expected to be extended from August, 2001 through 2003. Should consumption not increase sufficiently, the Partnership would not receive the full sale amount. The maximum proceeds to Utilities was approximately $13,410,000, of which, under the terms of the sale, approximately $5,365,000 had not yet been received as of September 30, 1996. In addition, the Partnership had the right to receive up to $500,000, of which $262,000 has already been received, as the Village collects guaranteed revenues from developers. Since future increases in consumption and payment of guaranteed revenues cannot be assured and, therefore, the extent of future payments to the Partnership is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership. Revenues related to the sale of utility system of $129,000, $432,800 and $85,800 were recognized for fiscal years 1996, 1995 and 1994, respectively.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


12.    Comparative quarterly financial information (unaudited):

                                   First           Second           Third             Fourth
                                  quarter          quarter          quarter          quarter        Full year
                               -----------      -----------      -----------      -----------      -----------
1996:
Revenues                       $   144,044      $     7,197      $    12,476      $   260,207      $   396,924
Costs and expenses                 375,444          283,059          185,668          242,996        1,087,167
                               -----------      -----------      -----------      -----------      -----------

Net income (loss)              ($  231,400)     ($  275,862)     ($  173,192)     $    17,211      ($  690,243)
                               ===========      ===========      ===========      ===========      ===========

Net income (loss) per unit     ($     0.05)     ($     0.06)     ($     0.04)     $      0.00      ($     0.15)
                               ===========      ===========      ===========      ===========      ===========

1995:
Revenues                       $    19,758      $    36,840      $    10,666      $   430,387      $   497,651
Costs and expenses                 215,640          282,400          338,582          448,378        1,285,000
                               -----------      -----------      -----------      -----------      -----------
Net loss                       ($  195,882)     ($  245,560)     ($  327,916)     ($   17,991)     ($  787,349)
                               ===========      ===========      ===========      ===========      ===========

Net loss per unit              ($      .04)     ($      .06)     ($      .07)     ($      .01)     ($      .18)
                               ===========      ===========      ===========      ===========      ===========

1994:
Revenues                       $   145,468      $    70,504      $   390,362      $   225,439      $   831,773
Costs and expenses                 202,220          329,583          499,026          354,737        1,385,566
                               -----------      -----------      -----------      -----------      -----------

Net loss                       ($   56,752)     ($  259,079)     ($  108,664)     ($  129,298)     ($  553,793)
                               ===========      ===========      ===========      ===========      ===========

Net loss
  per unit                     ($      .01)     ($      .06)     ($      .02)     ($      .03)     ($      .12)
                               ===========      ===========      ===========      ===========      ===========

      Year end adjustments at September 30, 1995 principally include the write-off of terminated merger costs of approximately $220,000, which had previously been capitalized.

      Year end adjustments at September 30, 1994 principally include the reporting of a third quarter land sale on the installment basis whereas the accrual method had previously been used. At year end, management determined that the installment method of accounting was more appropriate. The effect of this adjustment was to increase the 1994 net loss by approximately $61,000.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


13.    Revenues:

       Revenues consist of the following:

                                                       Years ended September 30,
                                                 --------------------------------------
                                                   1996           1995           1994
                                                 --------       --------       --------
       Land revenues:
          Gross sales of land                    $182,000                      $581,575
          Less profit deferred
             until principal
               collections are
                 received                                                        61,395
                                                 --------                      --------
          Net sales of land                       182,000                       520,180

          Recognized profit on
             installment and cost
               recovery sales                         690       $ 30,929         18,316
       Interest income                              4,789         31,916         66,814
       Sale of utility system
          (Note 11)                               129,000        432,800         85,800
       Foreclosure
          settlement, net (Note 3)                 74,047
       Other                                        6,398          2,006        140,663
                                                 --------       --------       --------
                                                 $396,924       $497,651       $831,773
                                                 ========       ========       ========

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

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

14.    Liquidity: (continued):

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

                                            ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                           SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS

                                            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                     Column C-
                                                             -----------------------------
                                                                (1)                 (2)
                                          Column B-           Charged             Charged                             Column E-
                                          Balance at            to                   to                              Balance at
         Column A                          beginning         costs and             other              Column D-        end of
        Description                        of period          expenses            accounts           deductions        period
        -----------                        ---------          --------            --------           ----------        ------
      Deferred profit:

          1994                             $110,049            $                                  (A) $ 61,395        $
                                                                                                  (B)  (18,316)
                                                                                                  (E)       (1)        153,127

          1995                              153,127                                               (B)  (30,929)
                                                                                                  (C)  (72,550)         49,648

          1996                               49,648                                               (B)     (690)              0
                                                                                                  (F)  (48,958)

      Allowance for
      doubtful accounts:

          1994                                    0             48,500                                                  48,500


          1995                               48,500                                               (D)  (48,500)              0


          1996                             $      0                                                                   $      0


(A) Deferred  profit on current year sales
(B) Recognized  profit on installment and cost recovery sales
(C) Deferred profit on receivable - the underlying property was recorded as an in substance foreclosure (See Note 3 to Financial Statements)
(D) Recovery of reserved receivable
(E) Rounding
(F) Part of settlement transaction (See Note 3 to Financial Statements)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




                                             September 30,
                                  ----------------------------------
                                    1996         1995          1994
                                  --------     --------      -------
1.  Maintenance and repairs       $      0     $      0     $    580
                                  ========     ========     ========

2.  Taxes, other than payroll
      and income taxes            $128,589     $119,201     $ 92,267
                                  ========     ========     ========

3.  Advertising                   $      0     $    600     $  2,500
                                  ========     ========     ========
