Form 10-Q
period 1996-12-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1997-02-19
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended December 31, 1996

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

                           YES  [ X ]          NO  [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                       Outstanding at December 31, 1996
           -----                       --------------------------------
Limited Partnership Units                      4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP








                                     INDEX


PART I.   Financial Information

                Balance sheets -
                     December 31, 1996 and
                     September 30, 1996

               Statements of operations -
                     Three months ended
                     December 31, 1996 and 1995

               Statements of cash flows -
                     Three months ended
               December 31, 1996 and 1995

               Notes to financial statements

               Management's discussion and analysis
                     of financial condition and results
                     of operations

PART II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                      December 31,   September 30,
                                                          1996           1996
                                                      ----------      ----------
                                                      (unaudited)
           ASSETS
Cash                                                  $   41,785      $   41,451
Other receivables:                                       131,518         133,318
Property held for sale                                 5,340,657       5,249,988
Other assets                                              44,306          61,377
                                                      ----------      ----------
                                                      $5,558,266      $5,486,134
                                                      ==========      ==========


           LIABILITIES AND EQUITY


Liabilities:
  Mortgage payable, bank                              $1,344,638      $1,212,412
  Mortgage payable, general partner                      527,249         527,249
  Mortgage payable, related party                        325,000         325,000
  Accounts payable and accrued
    liabilities                                          948,501       1,037,440
  Estimated cost of development
    of land and property sold                             14,142          14,142


Equity:
  Partners' equity, 4,485,504 units
    outstanding                                        2,398,736       2,369,891
                                                      ----------      ----------
                                                      $5,558,266      $5,486,134
                                                      ==========      ==========



                        See notes to financial statements


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                             DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)


                                                     1996               1995
                                                 -----------        -----------


Revenues                                         $   320,619        $   144,044
                                                 -----------        -----------

Cost and expenses:

  Cost of land sold                                  118,483            106,210
  Selling, general and
    administrative expenses                          118,474            146,000
  Interest                                            23,121             15,618
  Terminated merger costs                               --               65,720
  Depreciation and property taxes                     31,696             41,896
                                                 -----------        -----------
      Total costs and expenses                       291,774            375,444
                                                 -----------        -----------

Net income (loss)                                $    28,845        $  (231,400)
                                                 ===========        ===========

Net income (loss) per unit                       $      0.01        $     (0.05)
                                                 ===========        ===========

Weighted average number of
  units outstanding                                4,485,504          4,485,504
                                                 ===========        ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)


                                                  1996                   1995
                                               ----------             ----------
Cash flows from operating activities:

  Cash was received from:
    Collections on sales
     and receivables                           $ 320,440              $ 372,292
    Interest income                                  179                  5,888
    Other                                           --                      300
                                               ---------              ---------
                                                 320,619                378,480
                                               ---------              ---------

  Cash was expended for:
    Selling, administrative and
      property taxes                             183,348                213,461
    Interest paid (net of amounts
      capitalized)                                 2,048                  1,915
    Improvements to property                     267,115                240,982
                                               ---------              ---------
                                                 452,511                456,358
                                               ---------              ---------

Net cash used in operating activities           (131,892)               (77,878)
                                               ---------              ---------
Cash flows from financing activities:
    Net borrowings from mortgage note
      payable, bank                              132,226                 48,131
                                               ---------              ---------

Net increase (decrease) in cash                      334                (29,747)

Cash, beginning of period                         41,451                 83,902
                                               ---------              ---------

Cash, end of period                            $  41,785              $  54,155
                                               ---------              ---------

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                     PROVIDED (USED) BY OPERATING ACTIVITIES
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                       1996              1995
                                                    ---------         ---------
Reconciliation of net income (loss)
  to net cash used in operating
  activities:

Net income (loss)                                   $  28,845         $(231,400)
                                                    ---------         ---------
Adjustments to reconcile net
  income (loss) to net cash  used
  in operating activities:

     Depreciation and amortization                        688             1,025


  Change in assets and
    liabilities:

     Increase in:
       Property held for sale                         (90,669)         (149,866)
       Accounts payable and accrued
         liabilities                                     --              15,525
       Estimated costs of
         development of land
         and property sold                               --              27,482

     Decrease in:
       Mortgage notes and other
         receivables                                    1,800           238,986
     Other assets                                      16,383            20,370
     Accounts payable and
       accrued liabilities                            (88,939)             --
                                                    ---------         ---------
Total adjustments                                    (160,737)          153,522


Net cash flow used in
  operating activities                              $(131,892)        $ (77,878)


                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)




1.        Interim financial statements:

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

2.        Income tax:

            The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               THREE MONTHS ENDED
                           December 31, 1996 AND 1995
                                   (UNAUDITED)


Results of Operations

         During the three months ended December 31, 1996, the Partnership had revenues totaling $320,619. Of the foregoing, approximately $100,000 was realized in October, 1996 on the sale to the County of Palm Beach of 18 one-acre lots out of a 206 acre tract owned by the Partnership in Palm Beach County. (The County also purchased 16 additional lots for $84,000 in January, 1997.) In addition, the Partnership sold the balance of the its undeveloped land in Hernando County to the State of Florida for gross proceeds of $125,000 and three residential lots for gross proceeds of $90,000.

         Revenues for the three months ended December 31, 1995, were $144,044, which include the net proceeds of $140,000 received upon the sale of four residential lots, offset in part by by approximately $65,000 of terminated merger expense. During the quarter ended December 31, 1995 the Partnership also received $168,962 in satisfaction of a mortgage note receivable.

         As a result of the foregoing, the Partnership's cash balances, which had declined to $41,000 at September 30, 1996 remained at approximately the same level at December 31, 1996.

Liquidity and Capital Resources

         The Partnership is obligated to repay a working capital loan in the amount of $527,000 due to Hasam Realty Limited Partnership, a general partner of the Partnership, on February 28, 1997. In addition, the Partnership obtained an additional working capital loan in the amount of $300,000 from an affiliate of Jack Friedland and $25,000 from Mr. Friedland directly. Mr. Friedland is affiliated with Hasam Realty Limited Partnership, a general partner of the Partnership. The maturity date of the loan, originally October 31, 1996, has been extended through February 28, 1997.

         The Partnership's future revenues will depend solely upon its ability to develop and sell its remaining real estate, and upon receipts from a prior sale of a utility plant. The Partnership's properties are described in Item 2 of its report on Form 10-K for the year ended September 30, 1996 (the "Incorporated 1996 10K"). An extract from the Incorporated 1996 10K containing Item 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference.

         As described in of the Incorporated 1996 10K, the Partnership is committed to the continuing development of phases II and III of the "Crestwood" residential tract as the most efficacious manner in which to enhance liquidation values. The Partnership intends to finance on-site development of the 166 lots in Phases II and III of the Residential Tract, anticipated to cost in the range of $1.9 million, with the balance of its borrowing available under the Union Bank Loan referred to in the following paragraph and the net proceeds of a public bond financing effected in November, 1996 by the Indian Trail Water Control District (the "District"), which produced net avai lable funds for the project of approximately $1,074,000. The bonds are a direct obligation of the District and not of the Partnership, and interest and principal on the bonds will payable from taxes levied on the lots in the Residential Tract. Such bond issue resulted in an increase in an aggregate real estate tax increase of approximately $117,000 per annum on the entire Residential Tract, of which amount $600 is allocable to each lot individually.

         During the quarter the Partnership's financing arrangements with Union Bank ("Bank") were amended to increase the Bank's loan commitment from $2,175,000 to $2,725,000, and the maturity date of the loan was extended to January 31, 1998. The Partnership is required to apply $20,000 of the proceeds of each lot sale to payment of the Union Bank Loan.

         Under the Partnership's agreement with Lennar Homes, Inc. ("Lennar"), as described in the Incorporated 1996 10K, Lennar has contracted to purchase of 86 lots in Phase II of the Residential Tract for an aggregate of $2,451,000. It is anticipated that closing on at least 22 of the lots will occur during the summer of 1997, resulting in gross proceeds to the Partnership of approximately $612,000. Lennar's obligations are subject to certain conditions as described in the Incorporated 1996 10K.

         As described in the Incorporated 1996 10K, the Partnership has obtained the rezoning of a 28 acre portion of the Crestwood Tract previously zoned for multi-family housing to permit the Partnership to develop a 14 acre portion for use as a shopping center site. The Partnership has executed an agreement to sell the entire 28 acre portion to an unaffiliated shopping center developer ("Purchaser") in four phases. The closing on the first phase, postponed several times, is now scheduled to take place by the end of February, 1997, and is anticipated to generate approximately $1,542,024 of gross proceeds (subject to final survey). If the Purchaser should refuse to close, which is considered highly unlikely, its only liability would be its loss of deposits presently aggregating $71,000. The completion of the second, third and fourth phases is subject to numerous contingencies described in the Incorporated 1996 10-K and revenues under current contractual arrangements with the Purchaser are not likely to be received for several years.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, the Union Bank financing described above, land sales, contingent utility receipts described "Utility Contingent Receipts" in the Incorporated 1996 10K, and the proceeds of the Indian Trail Water Control District bonds.

Affect of Land Sales on Future Cash Flow

         As indicated in Item 2 in the Incorporated 1996 10K, the Partnership has determined to develop portions of its remaining properties in order to enhance their ultimate selling price. It is unlikely, in view of management's decision to continue development activities as an aid to the enhancement of ultimate liquidation proceeds, that distributions to partners will be made during fiscal 1997. However, the successful completion of sales contracts described above could have a substantial positive affect on liquidity and cash flow in the 1997 fiscal year and enable the partnership to resume payment of liquidating dividends in early part of the 1998 fiscal year.

         Total net cash flow which might become available for distribution remains unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part.

         The Partnership received an annual contingent payment on a prior sale of a utility plant in the amount of $129,000 in late January, 1997. This payment was substantially less than the $433,000 received in the previous year. The rate of construction in the Village of Royal Palm Beach could significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receviable" in the Incorporated 1996 10-K. The ability of the Partnership to realize the maximum price future contingent payments (approximately $5,475,000) is dependent upon the rate at which the population in the Village grows, and levels of water consumption which in turn depends upon economic, social and climatic factors which cannot be predicted. There can be no assurance, particularly in view of the decline in payments from 1995 to 1996, that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount or even a substantial portion of such payments prior to the expiration of the contingent payment term.

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

                           PART II - OTHER INFORMATION




ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 99 - Extract from Annual Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 - Item 2

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


                                         ROYAL PALM BEACH COLONY,
                                           LIMITED PARTNERSHIP

                                         By:  Stein Management Company, Inc.
                                              Managing General Partner


                                         By: /s/ David B. Simpson
                                             -----------------------------------
DATE:  February 17, 1997                     David B. Simpson,  Vice President