Form 10-Q
period 1997-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1997-05-15
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended March 31, 1997

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

                           YES  [ X ]          NO  [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                         Outstanding at March 31, 1997
           -----                       --------------------------------
Limited Partnership Units                      4,485,504 units

                                      INDEX


PART I.  Financial Information

                           Balance sheets -
                             March 31, 1997 and
                             September 30, 1996

                           Statements of operations -
                             Three months and six months ended
                             March 31, 1997 and 1996

                           Statements of cash flows -
                             Three months and six months ended
                             March 31, 1997 and 1996


                           Notes to financial statements


                           Management's discussion and analysis
                             of financial condition and results
                             of operations



Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                                     March 31,     September 30,
                                                       1997            1996
                                                    ------------    ---------
                                                    (unaudited)
           ASSETS

Cash .......................................        $   42,925        $   41,451
Other receivables ..........................             4,572           133,318
Property held for sale .....................         4,750,053         5,249,988
Other assets ...............................            16,236            61,377
                                                    ----------        ----------
                                                    $4,813,786        $5,486,134
                                                    ==========        ==========

           LIABILITIES AND EQUITY


Liabilities:
  Mortgage payable, bank ...................        $1,499,639        $1,212,412
  Mortgage payable, general partner ........              --             527,249
  Mortgage payable, related party ..........              --             325,000
  Accounts payable and accrued
    liabilities ............................           387,922         1,037,440
  Estimated cost of development
    of land and property sold ..............            14,142            14,142


Equity:
  Partners' equity, 4,485,504 units
           outstanding .....................         2,912,083         2,369,891
                                                    ----------        ----------
                                                    $4,813,786        $5,486,134
                                                    ==========        ==========




                        See notes to financial statements

                          ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                    STATEMENTS OF OPERATIONS
                                THREE MONTHS AND SIX MONTHS ENDED
                                     MARCH 31, 1997 AND 1996
                                           (UNAUDITED)




                                         Three Months Ended               Six Months Ended
                                             March 31,                       March 31,
                                   ---------------------------      ---------------------------
                                       1997             1996            1997           1996
                                   -----------     -----------      -----------     -----------

Revenues .....................     $ 1,659,912     $     7,197      $ 1,980,531     $   151,241
                                   -----------     -----------      -----------     -----------


Cost and expenses:

      Cost of sales ..........         774,480            --            892,963         106,210
      Selling, general and
       administrative expenses         298,325         233,768          416,799         379,768
      Interest ...............          10,313          15,371           33,434          30,989
      Terminated merger costs             --             5,000             --            70,720
      Depreciation and
       property taxes ........          63,447          28,920           95,143          70,816
                                   -----------     -----------      -----------     -----------

      Total costs and expenses       1,146,565         283,059        1,438,339         658,503
                                   -----------     -----------      -----------     -----------

Net income (loss) ............     $   513,347     $  (275,862)     $   542,192     $  (507,262)
                                   ===========     ===========      ===========     ===========

Net income (loss) per unit ...     $      0.11     $     (0.06)     $      0.12     $     (0.11)
                                   ===========     ===========      ===========     ===========

Weighted average number of
  units outstanding ..........       4,485,504       4,485,504        4,485,504       4,485,504
                                   ===========     ===========      ===========     ===========



                                See notes to financial statements

                               ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                         STATEMENTS OF CASH FLOWS
                        THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                               (UNAUDITED)



                                               Three Months Ended               Six Months Ended
                                                    March 31,                       March 31,
                                          ----------------------------      ----------------------------
                                             1997              1996             1997             1996
                                          -----------      -----------      -----------      -----------
Cash flows from operating activities:

   Cash was received from:
         Collections on sales
      and receivables ...............     $ 1,658,505      $                $ 1,978,945      $   372,292
     Interest Income ................             407            1,198              586            7,086
     Sale of utility system .........         127,393          432,800          127,393          432,800
     Other ..........................           1,000            5,999            1,000            6,299
                                          -----------      -----------      -----------      -----------
                                            1,787,305          439,997        2,107,924          818,477
                                          -----------      -----------      -----------      -----------

   Cash was expended for:
     Selling, administrative
      and property taxes ............         754,416          250,302          937,764          463,763
     Interest paid (net of
      amounts capitalized) ..........          77,259            1,173           79,307            3,088
     Improvements to property .......         257,242          223,034          524,357          464,016
                                          -----------      -----------      -----------      -----------
                                            1,088,917          474,509        1,541,428          930,867
                                          -----------      -----------      -----------      -----------

Net cash provided by (used in)
 operating activities ...............         698,388          (34,512)         566,496         (112,390)
                                          -----------      -----------      -----------      -----------


Cash flow from financing activities:
   Net borrowings from mortgage
    notes payable ...................        (697,248)         105,152         (565,022)         153,283
                                          -----------      -----------      -----------      -----------
Net increase in cash ................           1,140           70,640            1,474           40,893
Cash, beginning of period ...........          41,785           54,155           41,451           83,902
                                          -----------      -----------      -----------      -----------
Cash, end of period .................     $    42,925      $   124,795      $    42,925      $   124,795
                                          ===========      ===========      ===========      ===========



                                                  See notes to financial statements

                       ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                        PROVIDED BY (USED IN) OPERATING ACTIVITIES
                 THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                        (UNAUDITED)



                                      Three Months Ended              Six Months Ended
                                          March 31,                      March 31,
                                   ------------------------      ------------------------
                                      1997          1996            1997         1996
                                   ---------      ---------      ---------      ---------
Net income (loss) ............     $ 513,347      $(275,862)     $ 542,192      $(507,262)
                                   ---------      ---------      ---------      ---------

Adjustments  to reconcile  net
income  (loss) to net cash
 provided by (used in)
 operating activities:

   Depreciation ..............           689          1,026          1,377          2,051
   Change in assets and
    liabilities:

    Increase in:
     Property held for sale ..          --         (259,723)          --         (409,589)

    Decrease in:
     Mortgage notes and
      other receivables ......       126,946        432,800        128,746        671,786
     Property held for sale ..       590,605           --          499,936           --
     Other assets ............        27,380         20,624         43,763         40,994
     Accounts payable and
      accrued liabilities ....      (560,579)        46,123       (649,518)        61,648
     Estimated costs of
      development of land
      and property sold ......          --              500           --           27,982
                                   ---------      ---------      ---------      ---------
Total adjustments ............       185,041        241,350         24,304        394,872
                                   ---------      ---------      ---------      ---------
Net cash flow provided by
  (used in) operating
  activities .................     $ 698,388      $ (34,512)     $ 566,496      $(112,390)
                                   =========      =========      =========      =========

                             See notes to financial statements

Supplemental information concerning operating and financing activities:

During February, 1996, the accrued interest expense owed on the mortgage payable general partner was refinanced and added to the principal of the original mortgage thus increasing the principal to $527,249.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SIX AND THREE MONTHS ENDED
                      March 31, 1997 AND December 31, 1996
                                   (UNAUDITED)





1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


2. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SIX AND THREE MONTHS ENDED
                      March 31, 1997 AND December 31, 1996
                                   (UNAUDITED)


Results of Operations

         During the six months ended March 31, 1997, the Partnership had revenues totaling $1,980,531. Of the foregoing, approximately $1,538,757 was realized in February, 1997 on the sale of a 14 acre portion of the Partership's "Crestwood" tract for use as a shopping center site. The Partnership also sold to the County of Palm Beach, 35 one-acre lots out of a 206 acre tract owned by the Partnership in Palm Beach County, for aggregate prices during the six months ended March 31, 1997 of $190,108; of these, 18 were sold during the quarter ended March 31, 1997. An additional $125,000 was realized during the quarter ended December 31, 1996 on the sale of the Partnership's remaining undeveloped land in Hernando County to the State of Florida and three residential lots in Hernando County for gross proceeds of $90,000.

         Revenues for the three months ended December 31, 1996, were $7,197.

         Liquidity and Capital Resources

         During the quarter ended March 31, 1997, the Partnership discharged substantial obligations with the proceeds of the foregoing sales, including indebtedness to affiliates and obligations relating to prior, discontinued merger negotiations, as a result of which the Partnership's cash balances, which were $41,000 at September 30, 1996 remained at approximately the same level ($43,000) at March 31, 1997. See Financial Information - Statements of Cash Flows.

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

         As described in of the Incorporated 1996 10K, the Partnership is committed to the continuing development of phases II and III of the "Crestwood" residential tract as the most efficacious manner in which to enhance liquidation values. The Partnership is currently implementing on-site development of the 166 lots in Phases II and III of the Residential Tract, anticipated to require expenditures from and after April 1, 1997 in the range of $1.9 million, which development is being financed with the balance of its borrowing available under the Union Bank Loan referred to in the following paragraph and the $1,074,000 of net proceeds of a public bond financing effected in November, 1996 by the Indian Trail Water Control District (the "District.) The bonds are a direct obligation of the District and not of the Partnership, and interest and principal on the bonds will be payable from taxes levied on the lots in the Residential Tract. Such bond issue resulted in an aggregate real estate tax increase of approximately $117,000 per annum on the entire Residential Tract, of which amount $600 is allocable to each lot individually.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SIX AND THREE MONTHS ENDED
                      March 31, 1997 AND December 31, 1996
                                   (UNAUDITED)


         During the quarter ended December 31, 1996 the Partnership's financing arrangements with Union Bank ("Bank") were amended to increase the Bank's loan commitment from $2,175,000 to $2,725,000, and the maturity date of the loan was extended to January 31, 1998. The Partnership is required to apply $20,000 of the proceeds of each lot sale to payment of the Union Bank Loan.

         Under the Partnership's agreement with Lennar Homes, Inc. ("Lennar"), as described in the Incorporated 1996 10K, Lennar has contracted to purchase of 86 lots in Phase II of the Residential Tract for an aggregate of $2,451,000. It is anticipated that closing on at least 22 lots will occur during the summer of 1997, resulting in gross proceeds to the Partnership of approximately $627,000 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other selling expenses, of approximately $140,000. Lennar's obligations are subject to certain conditions as described in the Incorporated 1996 10K.

         As described in the Incorporated 1996 10K, the Partnership obtained the rezoning of a 28 acre portion of the Crestwood Tract previously zoned for multi-family housing to permit the Partnership to develop a 14 acre portion for use as a shopping center site. The Partnership has executed an agreement to sell the entire 28 acre portion to an unaffiliated shopping center developer ("Purchaser") in four phases. The closing on the first phase, consisting of a 14-acre shopping center site, occurred in February, 1997. See "Results of Operations" above. The completion of the second, third and fourth phases is subject to numerous contingencies described in the Incorporated 1996 10-K and revenues under current contractual arrangements with the Purchaser are not likely to be received for several years.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by current cash, the Union Bank financing described above, land sales, contingent utility receipts described "Utility Contingent Receipts" in the Incorporated 1996 10K, and the proceeds of the Indian Trail Water Control District bonds. As above indicated, however, other sales of land described above are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

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

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SIX AND THREE MONTHS ENDED
                      March 31, 1997 AND December 31, 1996
                                   (UNAUDITED)


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

         The rate of contruction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receviable in the Incorporated 1996 10-K. Although maximum future payments under the Utilities Contingent Receivable would total $5,603,000 the Partnership received an annual payment of only $129,000 with respect to the contract year ended 1996, (received in late January, 1997) which was substantially less than the $433,000 received in the previous year. The ability of the Partnership to realize the maximum price is dependent upon the rate at which the population in the Village grows, and levels of water consumption which in turn depends upon economic, social and climatic factors which cannot be predicted. There can be no assurance, particularly in view of the decline in payments from 1995 to 1996, that the rate of new construction or water consumption in such area will increase to a level which is sufficient to enable the Partnership to receive the full amount, or even a substantial portion of such maximum payments prior to the expiration of the contingent payment term.

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

                           PART II - OTHER INFORMATION




ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits -

                    99 - Copy of Items 1 and 2 from Annual  Report of the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996.

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


                                         ROYAL PALM BEACH COLONY,
                                           LIMITED PARTNERSHIP

                                         By:      Stein Management Company, Inc.
                                                  Managing General Partner




DATE:  May 15, 1997                      By:   /s/David B. Simpson
                                               -------------------
                                               Vice President