Form 10-Q
period 1997-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1997-08-14
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1997

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

                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Registrant's telephone number, including area code      (954) 927-3080

                                NONE
Former name, former address and former fiscal year, if changed since last report


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

           CLASS                          Outstanding at June 30, 1997
 Limited Partnership Units                     4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP


                                      INDEX




PART I.   Financial information

                  Balance sheets -
                    June 30, 1997 and
                    September 30, 1996

                  Statements of income -
                    Three months and nine months ended
                    June 30, 1997 and 1996

                  Statements of cash flows -
                    Three months and nine months ended
                    June 30, 1997 and 1996

            Notes to financial statements

                  Management's discussion and analysis
                  of financial condition


Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                      June 30,       September 30,
                                                        1997             1996
                                                     ----------       ----------
                                                     (unaudited)
              ASSETS
Cash .........................................       $    6,156       $   41,451
Mortgage notes and other receivables:
  Mortgage receivable ........................          135,000             --
  Other receivables ..........................           13,289          133,318
Property held for sale .......................        4,893,522        5,249,988
Other assets .................................           73,677           61,377
                                                     ----------       ----------
                                                     $5,121,644       $5,486,134
                                                     ==========       ==========




              LIABILITIES AND EQUITY


Liabilities:
  Mortgage payable, bank .....................       $1,763,459       $1,212,412
  Mortgage payable, general partner ..........             --            527,249
  Mortgage payable, related party ............             --            325,000
  Accounts payable and accrued
    liabilities ..............................          564,368        1,037,440
  Estimated cost of development
    of land and property sold ................           14,142           14,142


Equity:
  Partners' equity, 4,485,504 units
    outstanding ..............................        2,779,675        2,369,891
                                                     ----------       ----------
                                                     $5,121,644       $5,486,134
                                                     ==========       ==========





                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)




                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                ---------------------   ----------------------
                                   1997        1996        1997        1996
                                ---------   ---------   ----------  ----------
Revenues                        $ 327,224   $  12,476   $2,307,755  $  163,717
                                ---------   ---------   ----------  ----------

Cost and expenses:

  Cost of sales                   305,115       5,089    1,198,078     111,299
  Selling, general and
    administrative expenses       152,308     134,208      569,107     513,976
  Interest                           -         16,999       33,434      47,988
  Terminated merger costs            -           -            -         70,720
  Depreciation and
    property taxes                  2,209      29,372       97,352     100,188
                                ---------   ---------   ----------  ----------
      Total costs and expenses    459,632     185,668    1,897,971     844,171
                                ---------   ---------   ----------  ----------

Net income (loss)               $(132,408)  $(173,192)  $  409,784  $ (680,454)
                                =========   =========   ==========  ==========

Net income (loss) per unit      $   (0.03)  $   (0.04)  $     0.09  $    (0.15)
                                =========   =========   ==========  ==========

Weighted average number of
  units outstanding             4,485,504   4,485,504    4,485,504   4,485,504
                                =========   =========   ==========  ==========






                        See notes to financial statements

                               ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                         STATEMENTS OF CASH FLOWS
                                    THREE MONTHS AND NINE MONTHS ENDED
                                          JUNE 30, 1997 AND 1996
                                               (UNAUDITED)

                                                Three Months Ended                 Nine Months Ended
                                                     June 30,                           June 30,
                                               1997             1996             1997             1996
                                          -----------      -----------      -----------      -----------
Cash flows from operating activities:

  Cash was received from:
    Collections on sales
     and receivables ................     $   192,000      $    12,000      $ 2,170,945      $   384,292
    Interest income .................             224              376              810            7,462
    Sale of utility system ..........            --               --            127,393          432,800
    Other ...........................            --                100            1,000            6,399
                                          -----------      -----------      -----------      -----------
                                              192,224           12,476        2,300,148          830,953
                                          -----------      -----------      -----------      -----------
  Cash was expended for:
    Selling, administrative
      and property taxes ............         114,879          100,434        1,052,643          567,285
    Interest paid (net of
      amounts capitalized) ..........            --               --             79,307             --
    Improvements to property ........         377,934          147,452          902,291          611,468
                                          -----------      -----------      -----------      -----------
                                              492,813          247,886        2,034,241        1,178,753
                                          -----------      -----------      -----------      -----------
Net cash provided by (used
  in) operating activities ..........        (300,589)        (235,410)         265,907         (347,800)
                                          -----------      -----------      -----------      -----------

Cash flow from investing activities:
  Purchase of property and
    equipment .......................            --             (1,335)            --             (1,335)
                                          -----------      -----------      -----------      -----------
Cash flow from financing activities:
  Net borrowings (repayments)
    from loans payable:
    Mortgage payable, bank ..........         263,820          200,001         (301,202)         353,284
    Net cash provided by
      (used in) financing
      activities ....................         263,820          200,001         (301,202)         353,284
                                          -----------      -----------      -----------      -----------
Net increase (decrease)
 in cash ............................         (36,769)         (36,744)         (35,295)           4,149

Cash, beginning of period ...........          42,925          124,795           41,451           83,902
                                          -----------      -----------      -----------      -----------

Cash end of period ..................     $     6,156      $    88,051      $     6,156      $    88,051
                                          ===========      ===========      ===========      ===========

                                    See notes to financial statements

                      ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                STATEMENTS OF CASH FLOWS
                         RECONCILIATION OF NET LOSS TO NET CASH
                              USED IN OPERATING ACTIVITIES
               THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (UNAUDITED)

                                      Three Months Ended          Nine Months Ended
                                           June 30,                     June 30,
                                   -----------------------     -----------------------
                                      1997          1996          1997          1996
                                   ---------     ---------     ---------     ---------
Net income (loss) .............    $(132,408)    $(173,192)    $ 409,784     $(680,454)
                                   ---------     ---------     ---------     ---------
Adjustments to reconcile  net
  income to net cash provided
  by (used in) operating
  activities:

  Depreciation ................          688           688         2,066         2,739
Change in assets and
     liabilities:

     Increase in:
       Mortgage notes and
         other receivables ....     (143,717)       (5,495)      (14,971)         --
       Property held for sale .     (143,469)     (159,621)         --        (569,210)
       Other assets ...........      (58,129)      (17,934)      (14,366)      (17,934)
       Accounts payable and
         accrued liabilities ..      176,446       236,256          --         236,256
       Estimated costs of
         development of land
         and property sold ....         --          14,512          --          14,512
     Decrease in:
       Mortgage notes and
         other receivables ....         --            --            --         666,291
       Property held for sale .         --            --         356,466          --
       Other assets ...........         --         (40,994)         --            --
       Accounts payable and
         accrued liabilities ..         --         (61,648)     (473,072)         --
       Estimated costs of
         development of land
         and property sold ....         --         (27,982)         --            --
                                   ---------     ---------     ---------     ---------
Total adjustments .............     (168,181)      (62,218)     (143,877)      332,654
                                   ---------     ---------     ---------     ---------
Net cash flow Provided by
 (used in) operating activities    $(300,589)    $(235,410)    $ 265,907     $(347,800)
                                   =========     =========     =========     =========

Supplemental information concerning operating and financing activities:

During February, 1996, the accrued interest expense owed on the mortgage payable general partner was refinanced and added to the principal of the original mortgage thus increasing the principal to $527,249.

                           See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1997 AND 1996




1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


2. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED
                             March 31, 1997 AND 1996
                                   (UNAUDITED)


Results of Operations

         During the three and nine month periods ended June 30, 1997, the Partnership had revenues totaling $327,224 and $2,307,755, respectively, and a net loss of $132,408 and $173,192, respectively.

         During the three months ended June 30, 1997, revenues derived entirely from from the sale of eleven residential lots from the Partnership's "Crestwood" tract. Approximately $1,538,757 was realized in February, 1997 on the sale of a 14 acre portion of the Partnership's "Crestwood" tract for use as a shopping center site. During the six months ended March 31, 1997, the Partnership also sold to the County of Palm Beach, 35 one-acre lots (out of a 206 acres) owned by the Partnership in Palm Beach County, for an aggregate price of $190,108. An additional $125,000 was realized during the quarter ended December 31, 1996 on the sale of the Partnership's remaining undeveloped land in Hernando County to the State of Florida and three residential lots in Palm Beach County for gross proceeds of $90,000.

         The majority of sales during the quarter ended June 30, 1997 was from Phase I of the Crestwood tract. This phase was developed over several years and the accumulated cost per lot, including capitalized interest and real estate taxes, nearly equaled the per-lot sales prices. It is anticipated that sales from Phases II and III of the Crestwood Tract will reflect a lower accumulated cost per lot with a consequent higher profit margin.


         Liquidity and Capital Resources

         In March, 1997, the Partnership discharged substantial obligations with the proceeds of the foregoing sales, including indebtedness to affiliates and obligations relating to prior, discontinued merger negotiations. As a result of such activities, Partnership's cash balances, which were $41,451 at September 30, 1996 declined to $6,156 at June 30, 1997. See Financial Information - Statements of Cash Flows.

         The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. The Partnership's properties are described in Item 2 of its report on Form 10-K for the year ended September 30, 1996 (the "Incorporated 1996 10K"). An extract from the Incorporated 1996 10K containing Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference.

         As described in Item 2 of the Incorporated 1996 10K, the Partnership is committed to the continuing development of phases II and III of the "Crestwood" single-family tract as the most efficacious manner in which to enhance liquidation values. The Partnership is currently implementing on-site development of the 166 lots in Phases II and III of the Residential Tract, anticipated to require expenditures from and after June 30, 1997 in the range of

$680,000, which development is being financed with the balance of its borrowing availability under the Union Bank Loan referred to in "Residential Lots Within the Crestwood Tract" in Item 2 of the Incorporated 1996 10K, and the $1,074,000 of net proceeds of a public bond financing effected in November, 1996 by the Indian Trail Water Control District (the "District.") The bonds are a direct obligation of the District and not of the Partnership, and interest and principal on the bonds will be payable from taxes levied on the lots in Phases I II and III of the Crestwood single-family Tract. Such bond issue resulted in an increase in an aggregate real estate tax increase of approximately $117,000 per annum on the entire single-family Tract, of which amount $600 is allocable to each lot individually.

         Under the Partnership's agreement with Lennar Homes, Inc. ("Lennar"), as described in the Incorporated 1996 10K, Lennar has contracted to purchase 86 lots in Phase II of the Residential Tract for an aggregate of $2,451,000. It is anticipated that closing on at least 22 lots will occur during August or
September of 1997, resulting in gross proceeds to the Partnership of approximately $612,000 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other selling expenses, of approximately $140,000.

         As described in the Incorporated 1996 10K, the Partnership obtained the rezoning of a 28 acre portion of the Crestwood Tract previously zoned for multi-family housing to permit the Partnership to develop a 14 acre portion for use as a shopping center site. The Partnership has executed an agreement to sell the entire 28 acre portion (hereafter the "Commercial Site") to an unaffiliated shopping center developer in four phases. The closing on the first phase of the Commercial Site, consisting of a 14-acre shopping center site, occurred in February, 1997. See "Results of Operations" above. The completion of the second, third and fourth phases is subject to numerous contingencies described in the Incorporated 1996 10-K and revenues under current contractual arrangements with the Purchaser are not likely to be received for several years.

         As described in the Incorporated 1996 10-K, 206 lots located in Palm Beach County (from which 35 lots were recently sold - see "Results of Operations" above) are subject to numerous governmental regulations under which new development may not be permitted unless adequate public facilities (such as roads and drainage) must be in place concurrently with the impacts of such development. The Indian Trail Water Control District prepared a drainage plan which would result in an exemption for such lots from further compliance with such concurrency requirements and would allow the issuance of building permits for single-family residences on such lots. Such plan was opposed by other governmental agencies, however, and the Palm Beach County Health Department recently denied an application for building permits, due to inadequate drainage. This decision is being appealed. The marketability of the remaining 171 lots in the near to mid-term future would be adversely affected unless this decision is reversed either at the administrative or judicial level.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by the Union Bank financing described above, land sales, contingent utility receipts described "Utility Contingent Receipts" in the Incorporated 1996 10K, and other bank financing. As above indicated, however, sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

         Although the Partnership has contracted to sell substantial portions of its residential land inventory in the Village, the requirement to repay indebtedness incurred to finance necessary on and off-site development work required by the terms of sales contracts makes unlikely distributions to partners during fiscal 1997. Distributions in 1998 or thereafter will depend upon the rate of sales of remaining land, and the prices obtainable therefor, and collection of Contingent Utilities Receipts (see below). At the present time, the Partnership retains and is holding for sale, other than the residential lots and the commercial property in the Village described above, multi-family zoned land in the Village presently zoned for a total of approximately 394 units (as to which the Partnership recently rejected an offer relating to 310 units, entirely contingent however upon the prospective purchaser's satisfactory due diligence, of approximately $2 million), 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits, and a 470-acre tract in the acreage (which was the subject of a $1.1 million offer from the Nature Conservancy on behalf of the County of Palm Beach and as to which the Partnership has retained condemnation counsel to represent it in negotiating a higher sale to the Conservancy or other parties and a parcel of approximately 12 acres under contract for sale to an unaffiliated shopping center developer which contract is subject to necessary rezoning).

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

         The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable in the Incorporated 1996 10-K. Although maximum future payments under the Utilities Contingent Receivable would total $5,603,000 the Partnership received an annual payment of only $129,000 with respect to the contract year ended 1996 (received in late January, 1997) which was substantially less than the $433,000 received in the previous year. The ability of the Partnership to realize the maximum price is dependent upon the rate at which the population in the Village grows, and levels of water consumption which in turn depends upon economic, social and climatic factors which cannot be predicted. The Partnership currently estimates, based upon current rates of construction in the Village, that the Contingent Utility Receivable payment for contract year 1997 will be in a range of only $100,000 to $150,000.It is now considered unlikely, particularly in view of the decline in payments from 1995 to 1996, that the rate of new construction or water consumption in such area will increase to a level which is sufficient to enable the Partnership to receive the full amount, or even a substantial portion of such maximum payments prior to the expiration of the contingent payment term.

Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

                           PART II - OTHER INFORMATION


         (a)      Exhibits -

                  99- Copy of Items 1 and 2 from Annual Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996.

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


                                                ROYAL PALM BEACH COLONY,
                                                LIMITED PARTNERSHIP

                                          By:   Stein Management Company, Inc.
                                                General Partner




DATE:  August  5, 1997                    By:   /s/ David B. Simpson
                                                ------------------
                                                David B. Simpson
                                                Vice President