Form 10-K
period 1997-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1998-02-25
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1997
                          Commission File Number 1-8893

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

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the limited partnership units held by non-affiliates of Registrant computed by reference to the last reported sale price of the Units over-the-counter on December 31, 1997 was approximately $1,858,000.

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

          On the Effective Date, the Units were distributed to the former holders of common stock of the Predecessor Company on the basis of one (1) Unit for each share of common stock of the Predecessor Company. The Partnership, as a successor to the Predecessor Company, has registered its Units under Section 12
(b) of the Securities Exchange Act of 1934. Under the Amended Agreement of Limited Partnership of the Registrant, the term of the Partnership expires
December 31, 2005, unless extended by vote of a majority of the partnership units. Trading in Partnership Units The Units are currently trading over-the-counter under the symbol "RPAMZ."

Results of Liquidation Activities

         The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company. Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $68,172,020. As of December 31, 1997, the Partnership had distributed an aggregate of $29,156,000, or $6.50 per Unit, to the general and limited partners. See Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters "Prior Distributions." As of September 30, 1997, the Partnership's remaining assets consisted principally of; (1) 154 residential lots plus commercial property and multifamily-zoned land in the Village of Royal Palm Beach (the "Village"), a portion of which is now under development (see
Item 2 -- Properties -- "Village of Royal Palm Beach"), which land was reacquired in January, 1992 by foreclosure of a mortgage and which is included in the balance sheet at $3,948,208 (this tract is hereinafter referred to as the "Crestwood" tract), (2) unsold land in Palm Beach County, Florida which is included in the balance sheet at its book value of $503,005 (3) a tract of land in the Village reacquired by foreclosure in 1993 and included in the balance sheet at $288,726, (4) contingent receivables relating to a prior sale of utility assets with a maximum future undiscounted value of $5,476,000 (which amount, other than $228,660 earned as of September 30, 1997 but not payable to the Partnership until January, 1998, has not been included in the balance sheet due to its contingent nature -- see Note 10 to the Financial Statements), and
(5) a mortgage note receivable in the amount of $101,250 and (7) cash in the amount of $48,738. Through December 31, 1997, there had been no material changes in the Partnership's real estate assets, except for the closing of sales of 17 residential lots for aggregate gross proceeds of $484,500. See Item 2 - "Residential Lots Within the Crestwood Tract."

          Factors Affecting Future Operations and Distributions

         The availability of cash for distribution in the future will depend upon a variety of factors not currently determinable.

          (1) Current Activities

         In early 1992, a large portion of the Partnership's remaining land consisted of the undeveloped 165 acre "Crestwood" Tract described above, which had been sold during the process of the Partnership's liquidation but reacquired by the Partnership in 1992 when the purchaser was unable to service the interest and amortization payments to the Partnership on a $5,039,952 purchase money mortgage. Management's attempts to remarket the Crestwood Tract on a bulk basis were unsuccessful. Management perceived that due to changes in the market for real estate in southern Florida, the Crestwood Tract would continue to be difficult to market at acceptable prices. Among other factors depressing the local market was the "overhang" of large undeveloped tracts which were on the market as the result of bank insolvencies. Although management has considered several options concerning the most advantageous manner of disposing of this tract, including possible business combinations with other companies in the construction business, it was determined that unitholder values could most effectively be increased if some or all of the Crestwood Tract were temporarily withheld from sale and selectively developed. In the judgment of management, the prospective incremental increase in selling prices of developed land over amounts which might reasonably be anticipated from the sale of the land in its raw state would substantially exceed the cost of developing such land, and warranted investment of a portion of the Partnership's cash assets in development activities. Management therefore commenced the development of one portion of the Crestwood Tract, consisting of originally of 170 lots zoned for single family housing (increased in a revised site-plan to 198 lots), in order to enhance its sale value. Management's decision to commence development was influenced, in part, by an appraisal obtained in 1992 of the Crestwood Tract which indicated that such tract had a then current fair market value in the approximate amount of $4,500,000 and could have a significantly higher value if rezoning and re-permitting work were accomplished. Management was further of the opinion that the Crestwood Tract would have an indefinite but substantially higher value if developed with roads and a utility infrastructure. See Item 2 -- Properties -"Village of Royal Palm Beach."

         While management might consider a business combination with an appropriate operating business, it is not presently actively seeking such transactions. The Partnership is proceeding with the liquidation of its remaining assets. In connection therewith, the Partnership substantially completed development of the residential lots in the Crestwood tract during the 1997 fiscal year, and may develop other properties if such development would enhance liquidation values. The status of real estate dispositions and development is discussed in Item 2 below.

          (2) Cash Available for Distribution

         Management intends to continue to invest in the development of portions of the Partnership's remaining land in Palm Beach County as a means of achieving a higher return upon sale. Because of a substantial reduction in sales revenues in 1993 and 1994, and the cash requirements for such land development activities in 1995, together with cash expenditures in connection with the proposed transaction with Regency Homes, Inc. and normal operating expenses, no cash has been available for distribution since December 1992. Although at currently targeted sales prices the Partnership could realize gross cash proceeds from the sale of the Crestwood lots owned as of the end of the fiscal year (including 97 lots then under contract) in a range of $4,500,000, there can be no assurance that currently targeted prices will be realized, and initial sales proceeds will be applied to repayment of debt, including bank financing aggregating approximately $1,675,972 as of the end of the fiscal year. It is presently uncertain whether that cash will be available for distribution in 1998. See Item 2 - "Development and Sale of Residential Lots;" and Item 7 -- "Management Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources."

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

Sales of housing units and sales of tracts to builders are particularly affected by the costs and availability of mortgage financing and the rise and fall of interest rates in general. Interest rates have moved in a narrow range during 1996 and 1997. If significant increases occur in the future, the real estate market could suffer as a result.

          Personnel.

         As of December 31, 1997, Stein Management Company, Inc. ("Steinco")the Managing General Partner, employed 1 person, who acts as an an adminstrator. The balance of the Partnership's affairs are carried out by independent brokers, contractors and other consultants under the direction of the Board of Directors of Steinco. See Item 10.


          Office Facilities The Partnership's executive headquarters are located at 2501 S. Ocean Drive, Hollywood, Florida 33019. The premises are owned by an affiliate of Hasam Realty Limited Partnership ("Hasam L.P."), a general partner of the Partnership, and are being made available to the Partnership as an accommodation without charge.

Item 2.  Properties

Palm Beach County, Florida

          The Company originally owned approximately 2,000 acres in Palm Beach County, in southeastern Florida, approximately 4,200 of which were located within the Village. The Village of Royal Palm Beach The Village, an incorporated municipality, is approximately eight miles from the Palm Beach International Airport and eleven miles west of Palm Beach. Two major area highways, Southern Boulevard and Okeechobee Road, lead directly from Palm Beach through West Palm Beac to the Village. The Village has a population of approximately 16,000 and is primarily residential. The Village has been developed in accordance with a master plan and includes schools, shopping facilities, community recreation areas, and its own police and fire departments.

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

          The closing on the first phase of the Commercial Site, consisting of a 11.8-acre shopping center site, occurred in February, 1997, resulting in gross proceeds of approximately $1,538,757.

          The second and third phases consist of two additional parcels in the 14 acre portion rezoned as described above, and adjoin the shopping center site, but as to which building permits are not expected to be available for approximately four years. As to such parcels, the Partnership has agreed, for a period ending in February, 2002, to accord an option to the Purchaser to acquire the parcels, with the price to be paid dependent on the terms upon which the Purchaser leases or sells such parcels to an unaffiliated third party. In such event the Purchaser will pay to the Partnership, (i) in the event of a lease, a sum equal to the five times the average annual rental under the lease, and (ii) in the event of a sale, 50% of the net proceeds of the sale; provided that the Partnership is not required to accept less than $3.50 per square foot. If the Partnership itself obtains an unsolicited offer to lease or purchase the parcels which the Partnership desires to accept, th Purchaser may exercise a right of first refusal in which case the Partnership must accept (i) in the event of a lease, a sum equal to five times the average annual rental to be paid by the third party during the first five years of the proposed lease, and (ii) in the event of a sale, 50% of the net proceeds to be paid by the third party. The Partnership and the Purchaser are presently seeking approval from the Village to accelerate the as of which certain of these parcels may be developed with retail uses; this process, if successful (as to which there is no assurance) would accelerate exercise of the options and payment to the Partnership

          The final phase relates to a contiguous 14-acre parcel as to which rezoning from the current multi-family to commercial use is not considered feasible for several years. The Purchaser has been granted an option ending four years after the first closing to acquire this parcel at $3.50 per square foot (approximately $2,129,000 subject to survey). However, after two years from the first closing, the Partnership is entitled to market this property for multi-family residential purposes only. If the Partnership receives an offer for a price which is less than the option price, it must offer to the Purchaser a right of first refusal at the same price.

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

          Between 1995 and 1997, the Partnership substantially completed the off-site and on-site improvements required for the development of the 198 lots in the Crestwood single-family residential subdivision. The total construction cost was financed partially through the issuance of bonds and partially with development financing obtained from Union Bank of Florida. (See Item 13 - "Certain Relationships and Related Transaction"). A total of $2,355,972 was borrowed from Union Bank of Florida, of which $1,675,972 was outstanding as of September 30, 1997. The loan, which bears interest at 2% above the bank's prime lending rate, was originally to mature on January 31, 1998 but has been extended until June 30, 1998. As closings of lot sales are held, the Partnership is obligated to pay down the bank at the rate of $20,000 per lot. The remaining cost of the development has been financed utilizing the net proceeds ($1,074,000) of bonds issued by the Indian Trail Water Control District, a governmental authority. The bonds are a direct obligation of the District (and not of the Partnership) and are repayable as to principal and interest from taxes levied on the lots in the Crestwood subdivision. The issuance of the bonds increased the annual real estate tax on the entire subdivision by approximately $117,000, or $600 per lot. As lots are sold, the responsibility for payment of the taxes passed from the Partnership to the lot purchasers.

          Under the Partnership's agreement with Lennar Homes, Inc. ("Lennar"), executed in August, 1996, Lennar contracted to purchase 86 lots over a two year period in Phase II of the Residential Tract for an aggregate of $2,451,000. A closing on 8 lots occurred prior to September 30, 1997, resulting in gross proceeds to the Partnership of approximately $225,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other and closing costs, of approximately $43,000. An additional 17 lots were sold to Lennar and one lot to another builder during the quarter ended December 31, 1997 for aggregate gross proceeds of $484,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other selling and closing costs, of approximately $96,000.

          During the 1997 fiscal year, the Partnership conveyed a total of 35 (including the 8 lots sold to Lennar as described above) for aggregate gross proceeds of $1,014,500. As of September 30, 1997, a total of 97 additional were under contract to Lennar and another homebuilder as to which, if all closings were held thereunder, aggregate gross sale proceeds of $2,764,500 would be generated. These contracts are not subject to any contingencies other than completion of the on-site improvements and acceptance thereof by the Village of Royal Palm Beach, and the Partnership's ability to convey good title.

          The Company has entered into a contract to sell approximately 7.7 acres in the multi-family zoned land to a church for $350,000 subject only to site plan approval. The Company has received an offer from a major real estate development firm to purchase a substantial portion of the remainder of the multi-family zoned land (comprising land zoned for approximately 288 residential units), subject to a number of contingencies and the purchaser's satisfactory due diligence.

Other Acreage Within the Village

         In March, 1993 the Partnership reacquired a separate tract of 4.54 acres in the Village by accepting a deed in lieu of foreclosure on a mortgage with a principal balance of $300,000 (See Item 7 --"Foreclosure Transactions"). This parcel is bordered by a golf course and a principal Village road, is zoned for approximately 100 multi-family residential units and is being offered for sale in its present state without further development. An agreement to sell this acreage for $325,000 was terminated by the purchaser in November 1996 and the property is currently being remarketed.

Utility Contingent Receivable

         In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Predecessor company received $2,510,000 on closing, and was entitled to future payments to a maximum of $10,900,000 as future connections, measured by consumption increases, were made to the system over a period ending August, 2001. As of September 30, 1997, $5,257,000 had not been received or earned. The Utility Contract also provided for contingent extension periods aggregating not more than three additional years to compensate for possible future governmental building moratoriums or water use restrictions. The Partnership's consultants have advised it that the term has been extended through 2003 as a result of water usage restrictions imposed by the South Florida Water Management District in 1990 and 1991 and moratorium actions taken by the Village of Royal Palm Beach in 1985 and 1986. The Utility Contract also calls for payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $281,000 has already been received. It is not possible to predict the amount or timing of future revenues to the Partnership under this program.

         To date, the Partnership has received the following Utility Contract payments:

                                             Amount Received Based On
       Fiscal Year Ended           ---------------------------------------------
         September 30               Consumption               Guaranteed Amounts
         ------------               -----------               ------------------
             1984                  $  919,000
             1985                     830,000
             1986                     637,000
             1987                     859,000
             1988                     240,000                    $   30,000
             1989                     761,000                        45,000
             1990                         -0-                        35,000
             1991                     293,000                        21,000
             1992                     357,000                        37,000
             1993                     168,000                        47,000
             1994                      58,000                        27,000
             1995                     413,000                        20,000
             1996                     108,000                        19,000
             1997*                       --                            --
             Total                 $5,643,000                    $  281,000

* The Partnership received $229,000 in January, 1998.



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

         Management believes that there remain sufficient potential new home water hookups in the area served by the utility to enable the Partnership to realize the maximum remaining $5,257,000 in contingent payments under the Utility Contract. Nevertheless, it is now considered unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount of such payments prior to the expiration of the contingent payment term.

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

          The first tract originally consisted of 208 one-acre lots located approximately eight miles northwest of the Village. These lots have been improved with graded unpaved access roads and drainage facilities. One lot from this tract was sold during 1996 for $12,000, and 36 were sold in 1997 for $190,188, leaving a balance of 171 lots.

          All of such lots are subject to numerous governmental regulations under which new development may not be permitted unless adequate public facilities (such as roads and drainage) must be in place concurrently with the impacts of such development. The Indian Trail Water Control District prepared a drainage plan which would result in an exemption for such lots from further compliance with such concurrency requirements and would allow the issuance of building permits for single-family residences on such lots. Such plan was opposed by other governmental agencies, however, and the Palm Beach County
Health Department denied an application for septic tank permits, due to inadequate drainage. Numerous additional permits are required before building can be commenced, and there is no assurance that all of such permits can be obtained.

          Palm Beach County has adopted land development regulations under which new development will not be permitted unless adequate public facilities (such as roads) will be in place concurrently with the impacts of such development. The Indian Trail Improvement District (formerly named the Indian Trail Water Control District (the "District") is currently preparing a revised drainage plan which could result in an exemption for such lots from further compliance with such concurrency requirements and would allow the issuance of building permits for single-family residences on such lots. Following the institution of administrative proceedings to compel the issuance of septic tank permits, the Partnership was successful in obtaining approval for such permits for 3 of the 4 lots for which application was made; the 4th lot was wetland and requiredadditional mitigation. A plan covering all lots and allowing for development has been opposed by certain governmental agencies, and it is uncertain whether the plan will be adopted. If the plan is not approved, not all of the lots may be usable for residential purposes. Nevertheless, the Partnership believes that its success in obtaining some septic permits could ultimately substantially increase the value of such lots and that the aggregate realizable value of all such lots will be substantially above their book value of $147,981.

         The second tract, consisting of 470 acres, had been reserved for use by the District, in part, as a water retention area for such revised drainage plan. The Partnership is presently evaluating possible alternative uses of this tract, which contains a significant amount of wetlands. The use of this land is also dependent on the extension of roads, and development activity on this tract may meet with opposition from governmental agencies concerned with wildlife and wetlands preservation. In 1996 the Partnership rejected an offer of $1,100,000 for this tract from the Nature Conservancy on behalf of Palm Beach County, and retained Condemnation Counsel to negotiate a higher price. Subsequently, the Partnership received an offer to purchase the 470 acre tract for $1,450,000 from a user wishing to develop the property with a residential school and golf course (with the Partnership also to retain a potentially valuable development site of approximately 20 acres at the entrance to the larger parcel). The offer is contingent upon completing the purchaser's due diligence to its satisfaction and thereafter the obtaining of necessary land use approvals. There is no assurance that this transaction will be completed or, if not, that a higher price can be negotiated with the Nature Conservancy. However, management is of the opinion that its realizable value is in excess of its current book value of $213,421.

          The timing of future sales of the land discussed above, the manner in which they may be developed and the ultimate realizable prices for this land are dependent upon a complex and interrelated number of factors arising out of governmental regulations concerning permissible land use.

         The third tract in the vicinity of the Village the Partnership previously held a disputed claim to approximately 24 acres of undeveloped land. This claim had not originally been accorded value on the Partnership's balance sheet and was considered to have little or no value. During 1994, in connection with the resolution of this claim with adjoining land owners, and in order to give value to such claim, the Partnership relinquished a portion of its claim, acquired five adjoining acres for $141,879, and executed a joint development agreement with one of such adjoining landowners relating to the Partnership's acreage and such landowner's acreage (comprising approximately 22 acres in the aggregate of which the Partnership now owns approximately 12 acres). The Partnership and the joint developer have entered into an agreement to sell the entire combined parcel for a price of $1.90 per square foot, subject to survey, which would result in a gross selling price of approximately $1,986,000 (less selling commissions) of which the Partnership's share would be approximately $993,000. The sale is subject to the purchaser's ability to have the premises rezoned for use as a shopping center, approval of the premises as a site for a supermarket by a major supermarket chain, the provision of necessary utilities, and the issuance of all necessary building and other permits. The closing date (subject to all of the foregoing) was originally to be no later than June 30, 1997. The closing date has been extended until June 30, 1998. There is no assurance that such permits will be obtained, nor can the Partnership predict whether the rezoning process, which involves proceedings before several governmental bodies, or the sale of the aforesaid residence, could be completed or obtained within the required time frame.

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

                                     PART II

Item 5.   Market for the Registrant's  Common Equity and Related  Stockholder
          Matters

         On January 16, 1996 the American Stock Exchange halted trading in the Partnership's Units pending a review of, among other matters, the Partnership's inability to meet the Exchange's listing standards. The Partnership's units did not resume trading on the Exchange and, following such review, were delisted on March 28, 1996. The Units thereafter began to trade on the over-the-counter market (Symbol RPAMZ ).

         The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units as reported on the American Stock Exchange through January 15, 1996; information for periods thereafter relates to over-the-counter trading. The Partnership's Units were held by approximately 629 holders of as of December 31, 1997. Based on its tax records, including beneficial owners, the Partnership believes that there were a total of approximately 1,090 unit holders as of such date.

Fiscal Year Ended:  September 30, 1996

          Quarter            High            Low
          -------            ----            ---
          First             1 1/2            3/4
          Second              13/16          7/8
          Third               9/16           17/20
          Fourth              9/16           3/4


Fiscal Year Ended:  September 30, 1997

          Quarter            High            Low
          -------            ----            ---
          First             1                3/4
          Second            1 1/8            3/4
          Third               7/8            25/32
          Fourth              7/8            11/16

Prior Distributions

         The Partnership Agreement requires the Managing General Partner to consider quarterly whether the Partnership has Cash Available for Distribution in respect of the Partnership Units, and to make distributions unless the costs of the distribution would be disproportionately high in relation to the Cash Available for Distribution. "Cash Available for Distribution" in general means the excess cash held by the Partnership over anticipated expenditures and reserves for anticipated or contingent liabilities. The Partnership is not a party to any agreements which would restrict its ability to make future distributions. No distributions were made since December of 1992, in light of management's judgment that Partnership cash should be conserved and applied to the development activities discussed in Item 2, and, during 1994, and 1996, in light of the fact that the Partnership was considering the resumption of active business operations as a means to maximize the values of its remaining real estate. Distributions were not feasible in 1997 because of the Partnership's obligations to reduce indebtedness with substantial portions of the proceeds of sales. It is unlikely that distributions will be made during fiscal 1998, although management, in reviewing the Partnership's use of cash, will consider the tax effect on partners in the event that the Partnership generates taxable income from its development and sale activities. See Item 1 -- "Factors Affecting Future Operations and Distributions."

         At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of taxable income and loss and distributions since inception, the capital account and tax basis attributable to each Unit which has remained in the hands of an original Unitholder has been reduced to $1.77 as of September 30, 1997. Each person acquiring a Unit after inception has a tax basis in such Unit equal to the net price paid therefor. Such basis is thereafter increased by such Unit's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made. A distribution itself is not a taxable event except to the extent that the distribution reduces the Unitholder's basis below zero. Section 17-607(a) of the Delaware Revised Uniform Limited Partnership Act provides generally that a limited partnership shall not make a distribution to a partner if, after giving effect to the distribution, all liabilities of the partnership exceed the fair value of its assets. A limited partner who receives such a distribution is liable to the limited partnership for the amount thereof, but only if such limited partner knew at the time of the distribution that distribution violated said Section 17-607(a). No claim based on any such wrongful distribution may be made more than three years after such distribution. In the normal course of events, however, the Managing General Partner does not anticipate that the liabilities of the Partnership immediately following any future distribution will ever exceed the fair value of its net assets. See also "Factors Affecting Future Operations and Distributions" under Item 1.

         The Partnership has declared and paid the following liquidating distributions:

          Payment Date                   Amount Per Unit
          ------------                   ---------------
          April 15, 1986                     $ .25
          August 15, 1986                      .35
          December 15, 1986                    .40
          January 15, 1988                     .50
          July 15, 1988                        .50
          January 15, 1989                     .50
          July 17, 1989                       1.00
          September 29, 1989                   .75
          March 30, 1990                       .75
          July 31, 1990                        .50
          August 30, 1991                      .50
          December 15, 1991                    .25
          December 16, 1992                    .25
                                             -----
                                              6.50

Item 6. Selected Financial Data

         The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:

                                         Fiscal Years Ended September 30,
                             --------------------------------------------------------
                              1997       1996         1995         1994         1993
Selected Income
Statement Data

Revenues                     3,107     $   397      $   497      $   832      $ 1,717
Net income (loss)              391        (690)        (787)        (554)         773
Income (loss) per unit         .09        (.15)        (.18)        (.12)         .17

Selected Balance
Sheet Data

Total assets                 5,228       5,486        5,425        4,650        5,090
Mortgage notes payable       1,676       2,065        1,511         --           --

Partners' equity             2,761       2,370        3,060        3,847        4,401
Cash distributions
per unit                       -0-         -0-          -0-          .25          .25


         Since the Partnership's sole business has been the disposition of its assets and the distribution of proceeds to its Unitholders, results in any period are not comparable with any other period and are not indicative of the results which may be anticipated in any future period. See Item 5 -- Prior Distributions (relating to prior returns of capital

 Item 7. Management`s Discussion And Analysis Of Financial Condition And Results of Operations

         During the fiscal year, the Partnership continued to incur substantial expenses in the planning and development of its properties in addition to normal ongoing administrative costs. The Partnership had withheld its properties from sale during the fiscal year ended September 30, 1995, and during most of the quarter ended December 31, 1995, in anticipation of a business combination which was being negotiated throughout most of that year, but which negotiations were terminated in December, 1995. The only revenues for the year ended September 30, 1996, were the proceeds of $182,000 received upon the sale of five residential lots and one undeveloped lot, offset in part by approximately $71,000 of terminated merger expense. In addition, the Partnership received $433,000 in payment of an installment on a contingent note held in respect of a prior sale of the utility system (recognized in the 1995 fiscal year).

         As a result of the recommencement of active marketing activities, sales increased substantially in the fiscal year ended September 30, 1997. Sales of real estate during such year produced gross proceeds of approximately $2,873,445 and $129,000 in payment of an installment on a contingent note held in respect of a prior sale of the utility system (recognized in the 1996 fiscal year).

          On February 28, 1997 the Partnership repaid a working capital loan in the amount of $527,000 due to Hasam Realty Limited Partnership, a general partner of the Partnership,. See Item 13 -- "Certain Relationships and Related Transactions."

In June 13, 1996 the Partnership obtained an additional working capital loan in the amount of $300,000 from an affiliate of Jack Friedland and $25,000 from Mr. Friedland directly. Mr. Friedland is affiliated with Hasam Realty Limited Partnership, a general partner of the Partnership. The loan was originally for a term ending October 31, 1996, at an interest rate of 2% over the prime rate of Union Bank.. As a result of the deferral of closing on several transactions which had been anticipated to produce substantial cash proceeds, the maturity date of the note was extended and the loan was paid in full in January, 1997.

          The Partnership's cash balances remained at approximately the same level at September 30, 1996 and September 30, 1997. See Financial Information - Statements of Cash Flows.

          During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by the Union Bank financing described above, land sales, contingent utility receipts described "Utility Contingent Receipts", below and other bank financing. Sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

         The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At September 30, 1997, the Partnership retained and was holding for sale (1) 154 residential lots and commercial property in the "Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of
4.54 acres in the Village zoned for approximately 100 multi-family residential units (4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits , (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village. The development and marketing status of these properties is described in Item 2.

          Although the Partnership has contracted to sell substantial portions of its residential land inventory, the requirement to repay indebtedness incurred to finance necessary on and off-site development work required by the terms of sales contracts makes unlikely distributions to partners at least until the latter part of fiscal 1998. Distributions in 1999 or thereafter will depend upon the rate of sales of remaining land, and the prices obtainable therefor, and collection of Contingent Utilities Receipts See Item 2.

         Total net cash flow which might become available for distribution is also unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable" under Item 2 above. As indicated under such caption, it is now considered unlikely, particularly in view of the decline in payments from in 1996 and 1997, that the rate of new construction or water consumption in such area will increase to a level which is sufficient to enable the Partnership to receive the full amount, or even a substantial portion of such maximum payments prior to the expiration of the contingent payment term.

         Environmental Matters

          There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Results of Operations

                                              Fiscal Years Ended September 30
                                        ----------------------------------------
                                          1997            1996              1995
                                       ---------       ---------       ---------
Sales of land, net                     $2,874,000       $182,000       $     -0-
Recognized profit on
installment and cost
recovery sales (a)                          --             1,000          31,000
Interest income (b)                        5,000           5,000          32,000
Sale of utility system (c)               227,000         129,000         432,000
Other (d)                                  1,000          80,000           2,000
                                       ---------       ---------       ---------

Total revenues                        $3,107,000       $ 397,000       $ 497,000
                                      ==========       =========       =========

a) Recognized profit on installment and cost recovery sales has changed from year to year as collections of the Partnership's mortgage notes receivable related to sales reported on the installment and cost recovery basis decreased.

b) Interest income decreased from 1995 to 1997 as the Partnership's mortgage notes receivable decreased.

c) As discussed in Note 10 to the financial statements, income recognized on the sale of the utility system varies with water consumption and other factors.

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

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reports its income as a Partnership. The application of the grandfather rules was scheduled to terminate for the taxable year commencing after December 31, 1997. Under the recently enacted Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for Federal Income Tax purposes (principally revenues less the tax basis of land sold) from the conduct of its active trade or business. These provisions will become operative for the taxable years beginning on or after January 1, 1998.

If the existing Partnership decides not to make the aforementioned election by March 16, 1998, it will become taxable as a corporation unless it meets the exception for publicly traded partnerships with passive income. Generally, in the absence of any transaction changing the status of the Partnership, the transformation will be treated under the operative Internal Revenue Code provisions as an asset transfer from the Partnership to a corporation followed by a liquidation of the Partnership. The potential taxability of this transaction will be governed by the appropriate Internal Revenue Code provisions and regulations thereunder.

The Partnership will determine its income tax status pursuant to the operative Internal Revenue Code provisions, regulations and rules thereunder. This decision, which is dependent upon estimates of future results of operations and other factors will result in the Partnership either retaining its status as a partnership and possibly paying an annual 3.5% Federal Tax as described above or, alternatively, being taxed as a corporation. Management believes, however, that an election to retain the Partnership's income tax status as a partnership will not have a material adverse affect on the Partnership.

Depreciation and Property Taxes

The increase in property taxes from 1996 to 1997 results from higher assessments on the Partnership's properties resulting in part from higher valuations ascribed to certain of the Partnership's properties.

Item 8. Financial Statements and Supplementary Data

The financial statements and the supplementary data are listed under Item 14 herein.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following information is provided with respect to the directors and officers of each general partner of the Registrant.(l)

                           Age and Present Position
Name                       With the Registrant                  Other Positions
----                       -------------------                  ---------------
Irving Cowan               65; President of Steinco             Private Investor

David B. Simpson           59; Vice President and               Attorney currently in
                           Director of Steinco                  private practice and counsel
                                                                to the  Partnership; formerly
                                                                partner,  Holtzmann,  Wise &
                                                                Shepard,  Counsel  to
                                                                Partnership, from September
                                                                1991 to August 1993

Jack Friedland             72; Member of Friedco,               Private Investor
                           L.C.(1)

Leonard Friedland          75; Member of Friedco,               Private Investor
                           L.C.(1)

Herbert Tobin              57; Director of Steinco              Director, and Secretary and
                                                                Treasurer(*)
                                                                of Steinco

Marjorie Cowan             57; Member of Friedco,               Private Investor
                           L.C.(l);

Harold Friedland           67; Member of Friedco,               Private Investor
                           L.C.(1)

-----------------
(1) The general partners of the Partnership are Stein Management Company, Inc. ("Steinco") and Hasam Realty L.P. The general partner of Hasam L.P. is Friedco, L.C., ("Friedco") a Florida limited liability company. Friedco is managed by its four members, Jack, Harold and Leonard Friedland and Marjorie Cowan, who are brothers and sister. Irving Cowan is the husband of Marjorie Cowan.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partners of the Partnership, and persons who own more than ten percent of the Partnership's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and greater than ten-percent Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

         No such forms were furnished to the Partnership during fiscal 1997. Based solely on the foregoing the Partnership believes that during fiscal 1997, no purchases or sales of units were made requiring compliance with applicable
Section 16(a) filing requirements.

Item 11. Executive Compensation

         During fiscal 1997 no executive officer of the Managing General Partner received compensation exceeding $60,000.

         All officers and directors of Steinco, as a group (4 persons) earned $52,500 in cash compensation.

         The Partnership Agreement provides that the Partnership will provide and pay for all payroll and other costs of Steinco (to the extent such costs are not paid directly by the Partnership) in connection with the employment of personnel, and the costs of office space, outside clerical and professional assistance, equipment, and other facilities which are ordinary and necessary to the conduct and management of the Partnership's affairs. Since 1994, however, for administrative convenience, all such reimburseable expenses have been paid directly by the Partnership. Steinco's sole function is to serve as the Managing General Partner and it does not conduct any other operations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 1997 information concerning (i) all persons who are known to the Registrant to be the beneficial owner of more than 5% of the Units and (ii) the beneficial ownership of Units of directors and officers of each General Partner of the Registrant.


Amount Beneficially                 Percent of
Name and Address                    Owned (a)                   Class
------------------                  ---------                   -----
Harold Friedland                      712,417 (1)               15.8%
636 Old York Road #210
Jenkintown, PA 19046

Jack Friedland                      1,160,907 (1)(2)            25.8%
111 Regatta Drive
Jupiter, FL 33477

Leonard Friedland                   1,170,196 (1)(3)            26.1%
6530 Allison Road
Miami Beach, FL 33131

Marjorie Cowan                      1,057,929 (1)(4)            23.6%
3725 S. Ocean Dr.
Hollywood, FL 33019

Samuel Friedland
Family Foundation                     637,417                   14.2%
2501 S. Ocean Dr.
Hollywood, FL 33019

Hasam Realty Limited
Partnership                            75,000                    1.7%
2501 S. Ocean Dr.
Hollywood, FL 33019

Stein Management Company               20,093                   Less than 1%
2501 S. Ocean Drive
Hollywood, FL 33019

David B. Simpson                        1,460 (5)               Less than 1%
2 University Plaza #109
Hackensack, N. J. 07601

All officers and directors          2,361,822                   52.7%
as a group (See footnotes) (6)

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

(6) Dr. Ernest Safie, a director of Steinco who owned 150 Units, died in early 1998.

Item 13. Certain Relationships and Related Transactions

Borrowing from Related Parties

         In June, 1995, the Company borrowed $500,000 from Hasam Realty, L.P. for general working capital purposes, secured by a first mortgage on the Crestwood commercial property referred to in Item 2. In February, 1996, Hasam agreed to add to principal $27,249 of interest accrued through January 31, 1996 and unpaid. The loan (including said amount added to principal) was originally payable in full on June 29, 1996 but was extended through and paid on February 28, 1997. The loan bore interest at a rate equal to two percent over the Prime Rate, defined as the highest fluctuating rate of interest per annum as published by the Wall Street Journal. Management believes that the terms of this borrowing were fair and reasonable, and at least as favorable as the terms which could have been obtained from an unaffiliated institutional lender.

         On June 13, 1996, the Partnership borrowed $300,000 from an affiliate of Jack Friedland and $25,000 directly from Mr. Friedland, who is an affiliate of Hasam Realty Limited Partnership, a general partner of the Partnership. These loans, originally due on October 1, 1996, were extended through and paid in January, 1997.

Indian Trail Water Control District

         The Indian Trail Improvement District, a public entity whose seven supervisors included Martin J. Katz (President and Director of Steinco until his death in September, 1995) and to which Jack Friedland was recently elected in 1996, has prepared a drainage and reclamation plan covering a portion of the Company's acreage in the vicinity of the Village of Royal Palm Beach. In
November, 1996, the District issued bonds to finance a portion of the development of certain of the Partnership's acreage in the Village. Reference is made to Item 2 - Properties -- Palm Beach County -"The Village of Royal Palm Beach" and "Acreage in the Vicinity of the Village."

Herbert Tobin, a Director of Steinco, is Chairman of the Board and Director, of Union Bank of Florida, which made a land development loan to the Partnership in 1994. See Item 2.

Randy Rieger was elected on an interim basis as a Vice President and Chief Operating Officer of Stein Management Company, Inc., the Partnership's managing general partner, in September 1995, shortly following Mr. Katz's death. Mr. Rieger had been active as a real estate broker, directly and through affiliated companies, in the south Florida real estate market for many years. Prior to his election in 1995, Mr. Rieger had been serving as a consultant to the Partnership under an arrangement pursuant to which he was paid consulting fees, and additional amounts applicable to future brokerage commissions were being paid to RTL Realty Corp. (50% owned by Mr. Rieger) which had been engaged as the Partnership's exclusive broker in respect of a substantial portion of its real estate assets. Under such prior arrangement, RTL Realty Corp. is entitled to substantial brokerage commissions in the event that certain real estate sales currently under contract relating to a shopping center site are consummated. See
Item 2 Properties -- "The Village of Royal Palm Beach." Mr. Rieger resigned following the election of new officers on February 14, 1996; however, Mr. Rieger has continued to serve the Partnership as a consultant under a consulting and brokerage agreement with Mr. Rieger and RTL Realty Corp, dated May 23, 1996, which was originally scheduled to expire on December 31, 1996 and has been extended through December 31, 1998 (the "RTL Agreement"). Under the RTL Agreement, RTL receives $6,000 per month in consideration of Mr. Rieger's services to the Partnership, in addition to brokerage on sales of the Partnership's properties at a varying schedule of rates and reimbursement of approved expenses. The Partnership also reimburses RTL for certain expenses, including office expenses, at the rate of $2,500 per month.

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

         (a)      The following documents are filed as a part of this report:

                  1. Financial Statements:

                  Independent Auditor's Report

                  Royal  Palm  Beach  Colony,   Limited  Partnership   Financial
                  Statements:

                  Balance sheets as of September 30, 1997 and 1997.

                  Statements of income for the years ended September 30, 1997, 1996 and 1995.

                  Statements of partners' equity for the years ended September 30, 1997, 1996 and 1995.

                  Statements of cash flows for the years ended September 30, 1997, 1996 and 1995.


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

4(c) Correction to description of Exhibit 4(c) filed with Report of Registrant on Form 10-K for fiscal year ended September 30, 1995. Said Exhibit relates to is a promissory note for $27,247.83 of accrued interest on Promissory Note in the amount of $500,000 filed as Exhibit 4(d) to said report on Form 10-K. Filed as Exhibit 4(c) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(d) Correction to description of Exhibit 4(d) filed with Report of Registrant on Form 10-K for fiscal year ended September 30, 1995. Said Exhibit is a Promissory note from Registrant to Hasam Realty Limited Partnership in the amount of $500,000. Filed as Exhibit 4(d) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

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

4(g) Agreement executed August 12, 1996 between the Registrant and Lennar Homes, Inc. relating to sale of 86 single family lots in Crestwood Unit 3 - Plat Three. Filed as Exhibit 4(g) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(h) First Mortgage Modification Amendment dated June 26, 1995 to Loan Agreement referred to in Exhibit 4(b). Filed as Exhibit 4(h) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(i) Second Mortgage Modification Amendment dated October 21, 1996 to Loan Agreement referred to in Exhibit 4(b). Filed as Exhibit 4(i) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4 (j) Mortgage dated June 13, 1996 between Crossroads Associates, Ltd. and the Registrant pertaining to secured loan of $300,000 to the Registrant. Filed as
Exhibit 4(j) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4 (k) Promissory Note dated June 13, 1996 in the amount of $300,000 from Registrant to Crossroads Associates, Ltd. relating to Mortgage referred to in
Exhibit 4(j). Filed as Exhibit 4(k) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(l) Letter Agreement dated May 23, 1996 between Randy Rieger and the Registrant relating to brokerage and consulting services. Filed as Exhibit 4(l) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

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

                                                ROYAL PALM BEACH COLONY,
                                                LIMITED PARTNERSHIP

                                            By: Stein Management Company, Inc.
                                                Managing General Partner


Date: __________________, 1998              By: /s/ David B. Simpson
                                                --------------------
                                                David B. Simpson, Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                           Title                                   Date
----                           -----                                   ----

/s/Irving Cowan                Chairman, President and
---------------                Director, Stein Management
Irving Cowan                   Company, Inc.
                               Director Stein
                               Management Company, Inc.


/s/David B. Simpson            Vice President and Director,
-------------------            Stein Management Company, Inc.
David B. Simpson

/s/Herbert Tobin               Director,  Stein  Management
----------------               Company, Inc.
Herbert Tobin

                            ROYAL PALM BEACH COLONY,

                              LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                   YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

                          INDEPENDENT AUDITORS' REPORT

Partners
Royal Palm Beach Colony, Limited Partnership
Hollywood, Florida




We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

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



/S/LEFCOURT, BILLIG, SARBEY, TIKTIN & YESNER, P.A.
--------------------------------------------------
LEFCOURT, BILLIG, SARBEY, TIKTIN & YESNER, P.A.

Coral Gables, Florida

December 10, 1997

                     ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                             SEPTEMBER 30, 1997 AND 1996


                                                               1997           1996
                                                            ----------     ----------
                          ASSETS
Cash ..................................................     $   48,738     $   41,451
Mortgage note and other receivables (Note 2):
    Mortgage note receivable ..........................        101,250
    Other .............................................        275,303        133,318
Property held for sale (Note 3) .......................      4,739,939      5,249,988
Other assets (Note 4) .................................         62,944         61,376
                                                            ----------     ----------

                                                            $5,228,174     $5,486,133
                                                            ==========     ==========


             LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Mortgage notes payable, bank (Note 5) .............     $1,675,972     $1,212,412
    Mortgage notes payable, general partner (Note 5) ..                       527,249
    Mortgage and note payable, related parties (Note 5)                       325,000
    Accounts payable and other liabilities (Note 6) ...        761,325      1,037,439
    Estimated cost of development of land sold (Note 3)         30,142         14,142
                                                            ----------     ----------

                                                             2,467,439      3,116,242

Commitment (Note 3)

Partners' equity:
    4,485,504 units authorized and outstanding ........      2,760,735      2,369,891
                                                            ----------     ----------

                                                            $5,228,174     $5,486,133
                                                            ==========     ==========


See notes to financial statements.

                          ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                    STATEMENTS OF OPERATIONS




                                                            Years ended September 30,
                                                 ----------------------------------------------
                                                     1997             1996             1995
                                                 ------------     -----------      ------------
Revenues (Notes 12 and 13) .................     $ 3,106,552      $   396,924      $   497,651
                                                 -----------      -----------      ------------

Costs and expenses:
    Cost of sales ..........................       1,747,627          135,533
    Selling, general and administrative
         expenses (Note 9) .................         768,537          680,239          790,875
    Interest (Note 5) ......................          33,434           72,696           16,630
    Terminated merger costs (Note 7) .......                           70,720          405,261
    Provision for doubtful accounts ........                                           (48,500)
    Depreciation and property taxes ........         166,110          127,979          120,734
                                                 -----------      -----------      ------------

                                                   2,715,708        1,087,167         1,285,000
                                                 -----------      -----------      ------------

Net income (loss) ..........................     $   390,844      $  (690,243)     $  (787,349)
                                                 ===========      ===========      ============


Net income (loss) per unit .................     $      0.09      $     (0.15      $     (0.18)
                                                 ===========      ===========      ============

Weighted average number of units outstanding       4,485,504        4,485,504        4,485,504
                                                 ===========      ===========      ============

See notes to financial statements.


                          ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                 STATEMENTS OF PARTNERS' EQUITY




                                 Partnership        General          Limited           Total
                                   Units            Partner          Partners         Equity
                                -----------      -----------      -----------      -----------
Balance, September 30, 1994       4,485,504      $   149,675      $ 3,697,808      $ 3,847,483

Net loss ..................                          (16,691)        (770,658)        (787,349)
                                -----------      -----------      -----------      -----------

Balance, September 30, 1995       4,485,504          132,984        2,927,150        3,060,134

Net loss ..................                          (14,633)        (675,610)        (690,243)
                                -----------      -----------      -----------      -----------

Balance, September 30, 1996       4,485,504          118,351        2,251,540        2,369,891

Net income ................                            8,286          382,558          390,844
                                -----------      -----------      -----------      -----------

Balance, September 30, 1997       4,485,504      $   126,637      $ 2,634,098      $ 2,760,735
                                ===========      ===========      ===========      ===========

See notes to financial statements.

                              ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                        STATEMENTS OF CASH FLOWS


                                                                    Years ended September 30,
                                                        ----------------------------------------------
                                                            1997             1996             1995
                                                        ------------     ------------     ------------
Cash flows from operating activities:
    Cash received:
         Collections on land sales and receivables      $ 2,730,995      $   434,830      $   161,428
         Interest Income ..........................           1,154            7,622           77,207
         Sale of utility system ...................         127,393          432,800           85,800
         Other cash received ......................           1,000            6,398           14,985
                                                        -----------      -----------      -----------
                                                          2,860,542          881,650          339,420
                                                        -----------      -----------      -----------
    Cash expended:
         Selling, general and administrative,
             property taxes and other expenses ....       1,274,637          528,353          845,097
         Interest paid (net of amounts capitalized)          33,434           72,696            4,750
         Acquisition of property held for sale ....                                            18,766
         Improvements to property held for sale ...       1,156,495          848,616        1,439,903
                                                        -----------      -----------      -----------
                                                          2,464,566        1,449,665        2,308,516
                                                        -----------      -----------      -----------

Net cash provided by (used in) operating activities         395,976         (568,015)      (1,969,096)
                                                        -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of property and equipment ............                           (1,335)            (758)
                                                        -----------      -----------      -----------
Cashflows from  financing  activities:
    Proceeds from mortgage  notes payable:
         Bank .....................................       1,043,560          301,899        1,010,513
         General partner ..........................                                           500,000
         Others ...................................                          325,000
    Payments on mortgage payable:
         Bank .....................................        (580,000)        (100,000)
         General partner ..........................        (527,249)
         Other ....................................        (325,000)
                                                        -----------      -----------      -----------

Net cash provided by (used in) financing activities        (388,689)         526,899        1,510,513
                                                        -----------      -----------      -----------

Net increase (decrease) in cash ...................           7,287          (42,451)        (459,341)

Cash at beginning of year .........................          41,451           83,902          543,243
                                                        -----------      -----------      -----------

Cash at end of year ...............................     $    48,738      $    41,451      $    83,902
                                                        ===========      ===========      ===========

                                             (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                                    Years ended September 30,
                                                        ---------------------------------------------
                                                            1997             1996             1995
                                                        -----------      -----------      -----------
Net income (loss) .................................     $   390,844      $  (690,243)     $  (787,349)
                                                        -----------      -----------      -----------
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities

    Depreciation and amortization .................           2,754            3,428            4,334
    Provision for doubtful accounts ...............                                           (48,500)
    Sundry (See below) ............................                           27,249            4,227

Change in assets and liabilities
    Increase in:
         Mortgage notes and other receivables .....        (243,235)                         (158,232)
         Property held for sale ...................                         (642,327)      (1,097,773)
         Other assets .............................          (4,322)          (1,578)
         Accounts payable and accrued liabilities .                          197,037          297,436
         Estimated cost of development of land sold          16,000
    Decrease in:
         Mortgage notes and other receivables .....                          538,718
         Property held for sale ...................         510,049
         Other assets .............................                                            61,740
         Accounts payable and accrued liabilities .        (276,114)
         Estimated cost of development of land sold                             (299)        (244,979)
                                                        -----------      -----------      -----------

Total adjustments .................................           5,132          122,228       (1,181,747)
                                                        -----------      -----------      -----------

Net cash flow used in operating activities ........     $   395,976      $  (568,015)     $(1,969,096)
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

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


1.     Organization and summary of significant accounting policies:

       The primary business purpose of the Partnership is the operation, management and orderly disposition of its assets and the distributions of the proceeds therefrom to unitholders. The general partners of the Partnership are Hasam Realty Limited Partnership and Stein Management Company, Inc. ("Steinco"). Steinco is the Managing General Partner which employs the management and clerical employees necessary to carry out the operation of the Partnership. Steinco is reimbursed by the Partnership for related expenses.

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

       Sale of Utility System:
            The Partnership recognizes profit on the 1983 sale of a Utility System in the years in which increases in consumption generate amounts due to the Partnership. (See Note 10).

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

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



1. Organization and summary of significant accounting policies (continued):

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

      Concentrations of risk:
            Assets which subject the Partnership to concentrations of risk consist primarily of property held for sale. The Partnership's property held for sale is located in Florida. The Partnership's ability to sell its property is substantially dependent upon the Florida real estate economic sector.

      Use of estimates:
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

      Reclassifications:
            Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

2. Mortgage note and other receivables:

Mortgage note receivable of $101,250 at September 30, 1997 bears interest at 10% per annum and is due in quarterly installments of $33,750 on December 18, 1997, March 18, 1998 and June 18, 1998.

In December 1995, the Partnership received $168,962 as full settlement of a mortgage note which had a carrying value at the date of settlement of $173,513 (mortgage note receivable $222,471 less deferred profit of $48,958). The loss on this transaction, $4,551, has been included in 1996 selling, general and administrative expenses.

Other receivables consist of the following:

                                                 September 30,
                                              ---------------------
                                                 1997        1996
                                              --------     --------
             Utility receivable (Note 10)     $228,660     $129,000
             Accrued interest receivable         3,900
             Closing proceeds receivable        41,200
             Other ......................        1,543        4,318
                                              --------     --------

                                              $275,303     $133,318
                                              ========     ========

3. Property held for sale:

At September 30, 1997, the Partnership estimates that approximately $408,000 of development costs remains to be expended on property being developed, of which $30,142 is included in the accompanying balance sheet as estimated cost of development of land sold.

During 1995, the net carrying value of a mortgage note receivable in default which was considered to be an in substance foreclosure was included in property held for sale. The Partnership filed an action to foreclose on the mortgage. The in substance foreclosure was recorded by reclassifying the net carrying value of the receivable of $65,064, consisting of a mortgage note receivable of $137,614 less related deferred profit of $72,550, to property held for sale. In September 1996, the Partnership received $155,000 from the purchaser of the property as part of a joint stipulation settlement to settle and compromise the litigation. Proceeds received in excess of the net carrying value of the in substance foreclosure and related settlement expenses amount to $74,047 and have been included in revenues (See Note 12).

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

4. Other assets:

           Other assets consist of the following:

                                                   September 30,
                                                --------------------
                                                   1997        1996
                                                -------     -------
            Furniture and equipment, net of
                 accumulated depreciation .     $ 3,336     $ 6,090
            Prepaid expenses ..............      59,608      55,286
                                                -------     -------

                                                $62,944     $61,376
                                                =======     =======


5. Mortgages and notes payable:

           Mortgages and notes payable consist of the following:

                                                                                                September 30,
                                                                                         ----------------------------
                                                                                             1997             1996
              Mortgage notes payable, bank:                                              -----------       ----------
              On October 21, 1996, the Partnership  combined  certain
              construction/development  loans  under a  Consolidation
              Promissory Note,  whereby the Partnership may borrow up
              to  $2,625,000  at 2% over the prime  rate  (10.50%  at
              September  30, 1997).  Interest is payable  monthly and
              the note matures on January 31, 1998. Property held for
              sale  with  a  cost  of  approximately   $2,976,000  is
              collateral  for  this  loan  and the  loan  below.  The
              mortgage requires certain release principal payments as
              land is  sold.  At  September  30,  1997,  $559,180  is
              available to be drawn on this loan.                                        $ 1,485,820      $ 1,212,412


              On September 2, 1997,  the  Partnership  entered into a
              Future  Advance for Working  Capital Loan in the amount
              of  $300,000  at 1%  over  the  prime  rate  (9.50%  at
              September  30, 1997).  Interest is payable  monthly and
              the loan matures on September 17, 1999.  The collateral
              described above also collateralizes this obligation.                            190,152
                                                                                          -----------       ----------

                                                                                          $ 1,675,972       $ 1,21,412
                                                                                          ===========       ==========

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                                                                                  September 30,
                                                                                          ----------------------------
           Mortgages and notes payable (continued)                                            1997             1996
                                                                                          -----------       ----------
                      Mortgage notes payable,  general partner: On June 29, 1995 the  Partnership  borrowed  $500,000  from its general
                          partner for working capital. The terms of the mortgage
                          note required monthly  interest  payments at a rate of
                          2% over prime with the outstanding  principal  balance
                          due at maturity on June 29,  1996.~  Property held for
                          sale  with  a  cost  of  approximately   $787,000  was
                          collateral  for this  note.  On  February  9, 1996 the
                          Partnership  issued  a note  payable  to  the  general
                          partner  for unpaid  interest in the amount of $27,249
                          and on February 28, 1997 both notes were repaid.                                  $   527,249
                                                                                                            ===========
                      Mortgage note payable,  related  party:  On June 13, 1996, the  Partnership  borrowed  $300,000  from  a  related
                          company for working capital. The terms of the mortgage
                          note required monthly  interest  payments at a rate of
                          2% over prime with the outstanding  principal  balance
                          due at maturity. Property held for sale with a cost of
                          approximately  $287,000 was  collateral for this note.
                          On February 28, 1997 the note was repaid.                                         $   300,000

                         On September 4, 1996, the Partnership  borrowed $45,000
                         from a unit  holder for working  capital.  The terms of
                         the note required monthly  interest  payments at a rate
                         of 2% over  prime. During  January 1997, the  note  was
                         repaid.                                                                                 25,000
                                                                                                            -----------
                                                                                                            $   325,000
                                                                                                            ===========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


5. Mortgages and notes payable (continued):

   Interest is capitalized for property being developed as follows:


                                          Year ended September 30,
                                           ----------------------
                                             1997         1996
                                           --------     --------

               Capitalized ...........     $191,893     $119,870

               Charged to operations .       33,434       72,696
                                           --------     --------

               Total interest incurred     $225,327     $192,566
                                           ========     ========

6. Accounts payable and other liabilities:

   Accounts  payable  and other  liabilities  consist  of the following:

                                                September 30,

                                        --------------------------
                                            1997           1996
                                        -----------    -----------
               Accounts payable ...     $  477,192     $  750,934
               Accrued liabilities:
                   Property taxes .        244,133        130,772
                   Other ..........         40,000         80,733
               Due to landowner ...                        75,000
                                        ----------     ----------

                                        $  761,325     $1,037,439
                                        ==========     ==========


Property taxes related to 1994, 1995 and 1996 in the amount of $222,746 are delinquent at September 30, 1997 and are included in accounts payable.

Due  to  landowner  represents   reimbursement  due  for  development  costs  in
connection with common areas. Payment of $75,000 was made November 6, 1996.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


7. Terminated merger costs:

During fiscal year 1995, a potential affiliation with a privately-owned South Florida home builder was identified and a memorandum of understanding was executed for the purpose of merger. However, after protracted negotiation, the attempt to merge was terminated in December 1995. Costs incurred during the years ended September 30, 1996 and 1995 in connection with the terminated merger amounted to approximately $71,000 and $405,000, respectively, and have been expensed in the statement of operation. Such costs include fees for financial, capital and real estate consultants, and attorneys' fees.

8. Income taxes:

The Partnership is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. Pursuant to the Tax Reform Act of 1986, the Partnership changed its fiscal year end, September 30, to a calendar year end for income tax purposes.

The following analysis summarizes the major differences between the financial reporting and income tax basis of the partner's equity account at September 30, 1997.

Partners' equity, financial reporting basis ...........                    $ 2,760,735
    Add items recorded for tax purposes only:
    Step-up in basis of property ......................     $ 17,000,000
    Less: Cost of sales - step-up adjusted
         for unamortized additional capitalized
         inventory costs and any adjustments as
         a result of repossessions ....................       11,874,045
                                                            ------------
                                                               5,125,955
    Add items not presently deductible for tax purposes           40,036
                                                            ------------
                                                                             5,165,991
                                                                           -----------

    Partners' equity, income tax basis ................                    $ 7,926,726
                                                                           ===========

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


8. Income taxes (continued):


The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnership, reports its income as a partnership. The application of the grandfather rules was scheduled to terminate for the taxable year commencing after December 31, 1997. Under the recently enacted Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for Federal Income Tax purposes (principally revenues less cost of land sold) from the conduct of its active trade or business.

If the existing partnership decides not to make the aforementioned election by ~ March 16, 1998, it will become taxable as a corporation unless it meets the exception for publicly traded partnerships with passive income. Generally, in the absence of any transaction changing the status of the partnership, the transformation will be treated under the operative Internal Revenue Code provisions as an asset transfer from the partnership to a corporation followed by a liquidation of the partnership. The potential taxability of this transaction will be governed by the appropriate Internal Revenue Code provisions and regulations thereunder.

Whatever the Partnership decides, it will be required to determine its income tax status pursuant to the operative Internal Revenue Code provisions, regulations and rules thereunder. This decision, which is dependent upon future results of operations and other factors, will result in the Partnership either retaining its status as a partnership and possibly paying an annual 3.5% Federal Tax as described above or, alternatively, being taxed as a corporation.~ These provisions will become operative for the taxable year beginning January 1, 1998.

9. Lease information:

The Partnership occupies its office facility in a building owned by an entity related by common ownership. The Partnership does not pay any rent at this office facility.~ Other long-term operating leases on real and personal properties are not considered material.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

10. Other transactions:

A subsidiary of the Company, Royal Palm Beach Utilities Company ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by Utilities as future connections (as measured by increases in consumption) are added to the system, over a period which is expected to be extended from August, 2001 through 2003. Should consumption not increase sufficiently, the Partnership would not receive the full sale amount. The maximum proceeds to Utilities was approximately $13,410,000, of which under the terms of the sale, approximately $5,257,000 had not yet been received as of September 30, 1997.~ In addition, the Partnership had the right to receive up to $500,000, of which $281,000 has already been received, as the Village collects guaranteed revenues from developers. Since future increases in consumption and payment of guaranteed revenues cannot be assured and , therefore, the extent of future payments to the Partnership is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership. Revenues related to the sale of utility system of $227,053, $129,000, and $432,800 were recognized for fiscal years 1997, 1996 and 1995, respectively.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

11. Comparative quarterly financial information (unaudited):

                                   First           Second             Third           Fourth
                                 quarter           quarter           quarter          quarter       Full year
                               -----------      -----------      -----------      -----------      -----------
1997:
Revenues: ................     $   320,619      $ 1,659,912      $   327,224      $   798,797      $ 3,106,552
Costs and expenses .......         291,774        1,146,565          459,632          817,737        2,715,708
                               -----------      -----------      -----------      -----------      -----------

Net income (loss) ........     $    28,845      $   513,347      $  (132,408)     $   (18,940)     $   390,844
                               ===========      ===========      ===========      ===========      ===========

Net income (loss) per unit     $      0.01      $      0.11      $     (0.03)     $     (0.00)     $      0.09
                               ===========      ===========      ===========      ===========      ===========

1996:
Revenues: ................     $   144,044      $     7,197      $    12,476      $   233,207      $   396,924
Costs and expenses .......         375,444          283,059          185,668          242,996        1,087,167
                               -----------      -----------      -----------      -----------      -----------

Net loss .................     $  (231,400)     $  (275,862)     $  (173,192)     $    (9,789)     $  (690,243)
                               ===========      ===========      ===========      ===========      ===========

Net loss per unit ........     $     (0.05)     $     (0.06)     $     (0.04)     $     (0.00)     $     (0.15)
                               ===========      ===========      ===========      ===========      ===========

1995:
Revenues: ................     $    19,758      $    36,840      $    10,666      $   430,387      $   497,651
Costs and expenses .......         215,640          282,400          338,582          448,378        1,285,000
                               -----------      -----------      -----------      -----------      -----------

Net loss .................     $  (195,882)     $  (245,560)     $  (327,916)     $   (17,991)     $  (787,349)
                               ===========      ===========      ===========      ===========      ===========

Net loss per unit ........     $     (0.04)     $     (0.06)     $     (0.07)     $     (0.01)     $     (0.18)
                               ===========      ===========      ===========      ===========      ===========

Year end adjustments at September 30, 1995 principally include write-off of terminated merger costs of approximately $220,000, which had previously been capitalized.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


12.    Revenues:

       Revenues consist of the following:


                                               Years ended September 30,
                                      -----------------------------------------
                                         1997            1996           1995
                                      ----------     ----------    -------------
 Land revenues:
     Net sales of land ..........     $2,873,445     $  182,000
     Recognized profit on
       installment and cost
       recovery sales ...........                           690     $   30,929
 Interest income ................          5,054          4,789         31,916
 Sale of utility system (Note 10)        227,053        129,000        432,800
 Foreclosure settlement, net
   (Note 3) .....................                        74,047
 Other ..........................          1,000          6,398          2,006
                                      ----------     ----------     ----------

                                      $3,106,552     $  396,924     $  497,651
                                      ==========     ==========     ==========

13. Liquidity:

During the year ended September 30, 1995, the Partnership incurred substantial expenses in the development of its properties in addition to normal ongoing administrative costs incurred in connection with the terminated merger described in Note 7. In anticipation of adding home building operations through the proposed merger, management made a decision to suspend land sales activity pending the outcome of the merger. This suspension of land sales resulted in insufficient cash resources available for the Partnership to meet its obligations as they become due.

Since the termination of the merger in December 1995, the Partnership has resumed land sales efforts and has closed certain sales. However, there is no assurance that such sales and closings will continue to occur, or that their timing will coincide with the Partnership's cash requirements. Management believes that the Partnership will be able to fund ongoing operations from future land sales or from short-term financing, if needed. The success of the sales efforts or obtaining additional borrowings is necessary to enable the Partnership to meet its current obligations.

                                            ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                           SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS

                                            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995





                                                                     Column C-
                                                           ----------------------------
                                         Column B-            (1)                (2)                                   Column E-
                                        Balance at         Charged to        Charged to                               Balance at
            Column A-                    beginning         costs and            other               Column D-           end of
           Description                   of period          expenses          accounts             deductions           period
           -----------                   ---------          --------          --------             ----------           ------

Deferred profit:

                     1995                 $ 153,127                                             (A) $  (30,929)
                                                                                                (B)    (72,550)          $49,648

                     1996                    49,648                                             (A)       (690)
                                                                                                (D)    (48,958)               0

                     1997                         0                                                                           0

Allowance for
doubtful accounts

                     1995                    48,500                                             (C)    (48,500)               0

                     1996                         0                                                                           0

                     1997                         0                                                                           0



(A)  Recognized profit on installment and cost recovery sales
(B) Deferred profit on receivable - the underlying property was recorded as an in substance foreclosure (See Note 3 to Financial Statements)
(C)  Recovery of reserved receivable
(D) Part of settlement transaction (See Note 2 to Financial Statements)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995







                                            September 30,
                                -----------------------------------
                                   1997         1996         1995
                                --------     --------     ---------

1. Maintenance and repairs      $    580     $      0     $      0
                                ========     ========     ========


2. Taxes, other than payroll
     and income taxes           $166,837     $128,589     $119,201
                                ========     ========     ========


3.  Advertising                 $    168     $      0     $    600
                                ========     ========     ========