Form 10-Q
period 1997-12-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1998-03-18
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended December 31, 1997

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

           CLASS                          Outstanding at December 31, 1997
--------------------------------------------------------------------------------
  Limited Partnership Units                        4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP



                                      INDEX




PART I.  Financial Information

                           Balance sheets -
                             December 31, 1997 and
                             September 30, 1997

                           Statements of operations -
                             Three months ended
                             December 31, 1997 and 1996

                           Statements of cash flows -
                             Three months ended
                             December 31, 1997 and 1996

                           Notes to financial statements

                           Management's discussion and analysis
                           of financial condition

PART II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                     December 31,    September 30,
                                                        1997             1997
                                                    ------------     ------------
                                                     (unaudited)
                  ASSETS

Cash                                                 $    9,930       $   48,738
Mortgage note and other receivables
  Mortgage note receivable                              101,250          101,250
  Other                                                 232,697          275,303
Property held for sale                                4,806,155        4,739,939
Other assets                                             41,662           62,944
                                                     ----------       ----------
                                                     $5,191,694       $5,228,174
                                                     ==========       ==========




              LIABILITIES AND EQUITY


Liabilities:
  Mortgage payable, bank                             $1,698,753       $1,675,972
  Accounts payable and other liabilities                787,899          761,325
  Estimated cost of development
    of land sold                                         10,326           30,142
                                                     ----------       ----------

                                                      2,496,978        2,467,439


Partners' equity:
  4,485,504 units authorized
  and outstanding                                     2,694,716        2,760,735
                                                     ----------       ----------
                                                     $5,191,694       $5,228,174
                                                     ==========       ==========


                        See notes to financial statements




                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                      1997               1996
                                                  -----------        -----------
Revenues                                          $   489,037        $   320,619
                                                  -----------        -----------


Cost and expenses:
     Cost of sales                                    377,719            118,483
     Selling, general and
       administrative expenses                        126,909            118,474
     Interest                                            --               23,121
     Depreciation and property taxes                   50,428             31,696
                                                  -----------        -----------

       Total costs and expenses                       555,056            291,774
                                                  -----------        -----------

Net income (loss)                                 $   (66,019)       $    28,845
                                                  ===========        ===========

Net income (loss) per unit                        $     (0.01)       $      0.01
                                                  ===========        ===========

Weighted average number of
  units outstanding                                 4,485,504          4,485,504
                                                  ===========        ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)



                                                         1997             1996
                                                      ---------       ---------
Cash flows from operating activities:

     Cash was received from:
       Collections on sales
        and receivables                               $ 527,106       $ 320,440
       Interest Income                                    2,882             179
       Other cash received                                1,655            --
                                                      ---------       ---------
                                                        531,643         320,619
                                                      ---------       ---------

     Cash was expended for:
       Selling, general and administrative,
        property taxes and other expenses               122,395         183,348
       Interest paid (net of amounts
        capitalized)                                       --             2,048
       Improvements to property
        held for sale                                   470,837         267,115
                                                      ---------       ---------
                                                        593,232         452,511
                                                      ---------       ---------

Net cash used in operating activities                   (61,589)       (131,892)
                                                      ---------       ---------

Cash flow from financing activities:
  Proceeds from mortgage notes payable
    Bank                                                382,781         192,226
  Payments on mortgage payable:
    Bank                                               (360,000)        (60,000)
                                                      ---------       ---------

Net cash provided by financing
  activities                                             22,781         132,226
                                                      ---------       ---------
Net increase (decrease) in cash                         (38,808)            334
Cash at beginning of year                                48,738          41,451
                                                      ---------       ---------
Cash at end of year                                   $   9,930       $  41,785
                                                      =========       =========


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 Reconciliation of net income (loss) to net cash
                   provided by (used in) operating activities
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)
                                  (continued)



                                                       1997              1996
                                                    ---------         ---------
Reconciliation of net income (loss)
  to cash provided (used in)
  operating activities:

Net income (loss)                                   $ (66,019)        $  28,845
                                                    ---------         ---------

Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities

  Depreciation and amortization                           531               688

Change in assets and liabilities
  Increase in:
    Property held for sale                            (66,216)          (90,669)
    Accounts payable and accrued
      liabilities                                      26,574              --
  Decrease in:
    Mortgage notes and other
      receivables                                      42,606             1,800
    Other assets                                       20,751            16,383
    Accounts payable and accrued
      liabilities                                        --             (88,939)
    Estimated cost of development
      of land sold                                    (19,816)             --
                                                    ---------         ---------

Total adjustments                                       4,430          (160,737)
                                                    ---------         ---------

Net cash flow used in
  operating activities                              $ (61,589)        $(131,892)
                                                    =========         =========

Supplemental information concerning investing and financing activities: In fiscal 1996 the Partnership issued a note payable to the general partner for unpaid interest in the amount of $27,249.



                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)




1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


2. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                 ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


Results of Operations

         During the three month periods ended December 31, 1997 and 1996, the Partnership had revenues totaling $489,037 and $320,619, respectively, and a net loss of ($66,019) or ($0.01 per unit) net income of $28,845. or $0.01 per unit, respectively. During the period, revenues derived almost entirely from from the sale of seventeen residential lots from Phase II of the Crestwood tract.

         During the three months ended December 31, 1996, the Partnership had revenues totaling $320,619. Of the foregoing, approximately $100,000 was realized in October, 1996 on the sale to the County of Palm Beach of 18 one-acre lots out of a 206 acre tract owned by the Partnership in Palm Beach County. In addition, during such quarter the Partnership sold the balance of the its undeveloped land in Hernando County to the State of Florida for gross proceeds of $125,000 and three residential lots for gross proceeds of $90,000.

         Since the Partnership's activities consisting principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

         Liquidity and Capital Resources

         Although proceeds from collections on sales and receivables totalled $531,643, the Partnership expended cash of $470,837 for improvements to property held for sale and $122,395 for selling, general and administrative, property taxes and other expenses. As a result, the Partnership's cash balances, which were $48,738 at September 30, 1997 declined to $9,930 at December 31, 1997. See Financial Information - Statements of Cash Flows. Subsequent to December 31, 1997, the Partnership's cash position improved with the closing of sales of 21 additional lots for $598,000 in gross proceeds. After payment of closing costs, commissions and required reductions in bank debt of $20,000 per lot, the Partnership realized net proceeds of approximately $120,000.

         The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At December 31, 1997, the Partnership retained and was holding for sale (1) 141 residential lots (of which 21 were sold after December 31, 1997) and commercial property in the "Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of 4.54 acres in the Village zoned for approximately 100 multi-family residential units (4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits, (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village. The Partnership's properties are described in Item 2 of its report on Form 10-K for the year ended September 30, 1997 (the "Incorporated 1997 10K"). An extract from the Incorporated 1997 10K containing Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference. The development and marketing status of these properties is described in Item 2 of the Incorporated 1997 10-K.

         As described in Item 2 of the Incorporated 1997 10K, the Partnership is committed to the continuing development of phases II and III of the "Crestwood" single-family tract as the most efficacious manner in which to enhance liquidation values. Between 1995 and 1997, the Partnership substantially completed the off-site and on-site improvements required for the development of the 198 lots in the Crestwood single-family residential subdivision. The construction cost was financed partially through the issuance of bonds and partially with development financing obtained from Union Bank of Florida. A total of $2,738,753 was borrowed from Union Bank of Florida, of which $1,698,753 was outstanding as of December 31, 1997. The loan, which bears interest at 2% above the bankis prime lending rate, was originally to mature on January 31, 1998 but has been extended until September 17, 1999. As closings of lot sales are held, the Partnership is obligated to pay down the bank at the rate of $20,000 per lot. The remaining cost of the development was financed utilizing the net proceeds ($1,074,000) of bonds issued by the Indian Trail Water Control District, a governmental authority. The bonds are a direct obligation of the District (and not of the Partnership) and are repayable as to principal and interest from taxes levied on the lots in the Crestwood subdivision. The issuance of the bonds increased the annual real estate tax on the entire subdivision by approximately $117,000, or $600 per lot. As lots are sold, the responsibility for payment of the taxes passed from the Partnership to the lot purchasers.

         Under the Partnership's agreement with Lennar Homes, Inc. ("Lennar"), executed in August, 1996, (as described in the Incorporated 1997 10K) Lennar contracted to purchase 86 lots over a two year period in Phase II of the Residential Tract for an aggregate of $2,451,000. A closing on 8 lots occurred prior to September 30, 1997, resulting in gross proceeds to the Partnership of approximately $225,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other and closing costs, of approximately $43,000. An additional 16 lots were sold to Lennar and one lot to another builder during the quarter ended December 31, 1997 for aggregate gross proceeds of $484,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other selling and closing costs, of approximately $96,000.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by the Union Bank financing described above, land sales, contingent utility receipts described "Utility Contingent Receipts" in the Incorporated 1996 10K, and bank financing. As above indicated, however, sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

         The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At December 31, 1997, the Partnership retained and was holding for sale (1) 141 residential lots and commercial property in the "Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of
4.54 acres in the Village zoned for approximately 100 multi-family residential units (4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits, (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village. The development and marketing status of these properties is described in the Incorporated 1997 10-K.

         Although the Partnership has contracted to sell substantial portions of its residential land inventory, the requirement to repay indebtedness incurred to finance necessary on and off-site development work required by the terms of sales contracts makes unlikely distributions to partners at least until the latter part of fiscal 1998. Distributions in 1999 or thereafter will depend upon the rate of sales of remaining land, and the prices obtainable therefor, and collection of Contingent Utilities Receipts described in Item 2 of the Incorporated 1997 10-K.

         Total net cash flow which might become available for distribution is also unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable" under Item 2 of the Incorporated 1997 10-K. As indicated under such caption, it is now considered unlikely that the rate of new construction or water consumption in such area will increase to a level which is sufficient to enable the Partnership to receive the full amount, or even a substantial portion of such maximum payments prior to the expiration of the contingent payment term.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, Administrative and other expenses

Selling, general and administrative expenses, have not varied significantly between the periods.

Interest Expense

Interest incurred of approximately $46,000 was capitalized to property held for sale during the three months ended December 31, 1997. During the corresponding quarter in 1996, 23,121 of interest expense was charged to operations.

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

                           PART II - OTHER INFORMATION


         (a)      Exhibits -

                  99- Copy of Items 1 and 2 from Annual Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1997.

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


                            ROYAL PALM BEACH COLONY,
                               LIMITED PARTNERSHIP


                                              By: Stein Management Company, Inc.
                                                  Managing General Partner

DATE: March 18, 1998                        By:   /s/ Irving Cowan
                                                  ---------------------
                                                      Irving Cowan
                                                      President