Form 10-Q
period 1998-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1998-05-19
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1998

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


Registrant's telephone number, including area code (954) 927-3080
                                                   --------------

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

           CLASS                          Outstanding at March 31, 1998
 Limited Partnership Units                         4,485,504 units

                                      INDEX


                                                                   Page Number
                                                                   -----------

PART I.  Financial Information

                           Balance sheets -
                             March 31, 1998 and
                             September 30, 1997                         2

                           Statements of operations -
                             Three months and six months ended
                             March 31, 1998 and 1997                    3

                           Statements of cash flows -
                             Three months and six months ended
                             March 31, 1998 and 1997                   4-5

                           Notes to financial statements                6

                           Management's discussion and analysis
                             of financial condition and results
                             of operations                            7-10


Part II.  Other information and signatures                              11

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                                      March 31,    September 30,
                                                        1998          1997
                                                    ------------    ---------
                                                           (unaudited)
ASSETS

Cash .........................................       $   91,463       $   48,738
Mortgage note and other receivables:
 Mortgage  note receivable ...................           67,500          101,250
 Other receivables ...........................            3,438          275,303
Property held for sale .......................        4,579,045        4,739,939
Other assets .................................           39,674           62,944
                                                     ----------       ----------

                                                     $4,781,120       $5,228,174
                                                     ==========       ==========



LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Mortgage payable, bank .....................       $1,538,152       $1,675,972
  Accounts payable and other
    liabilities ..............................          692,374          761,325
  Estimated cost of development
    of land sold .............................             --             30,142
                                                     ----------       ----------
                                                      2,230,526        2,467,439

Partners' equity:
  4,485,504 units authorized and
     outstanding .............................        2,550,594        2,760,735
                                                     ----------       ----------

                                                     $4,781,120       $5,228,174
                                                     ==========       ==========


                        See notes to financial statements

                           ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                     STATEMENTS OF OPERATIONS
                                THREE MONTHS AND SIX MONTHS ENDED
                                     MARCH 31, 1998 AND 1997
                                           (UNAUDITED)



                                        Three Months Ended                Six Months Ended
                                             March 31,                        March 31,
                                   ------------------------         ----------------------------
                                       1998            1997            1998           1997
                                   -----------      -----------     -----------      -----------

Revenues .....................     $   620,488      $ 1,659,912     $ 1,109,525      $ 1,980,531
                                   -----------      -----------     -----------      -----------


Cost and expenses:

      Cost of sales ..........         493,415          774,480         871,134          892,963
      Selling, general and
       administrative expenses         186,954          298,325         313,863          416,799
      Interest ...............          23,335           10,313          23,335           33,434
      Depreciation and
       property taxes ........          60,906           63,447         111,334           95,143
                                   -----------      -----------     -----------      -----------

      Total costs and expenses         764,610        1,146,565       1,319,666        1,438,339
                                   -----------      -----------     -----------      -----------

Net income (loss) ............     $  (144,122)     $   513,347     $  (210,141)     $   542,192
                                   ===========      ===========     ===========      ===========
Net income (loss) per unit ...     $     (0.03)     $      0.11     $     (0.05)     $      0.12
                                   ===========      ===========     ===========      ===========

Weighted average number of
  units outstanding ..........       4,485,504        4,485,504       4,485,504        4,485,504
                                   ===========      ===========     ===========      ===========



                              See notes to financial statements

                               ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                         STATEMENTS OF CASH FLOWS
                        THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                               (UNAUDITED)

                                               Three Months Ended                 Six Months Ended
                                                   March 31,                         March 31,
                                          ----------------------------      ----------------------------
                                              1998            1997             1998             1997
                                          -----------      -----------      -----------      -----------
Cash flows from operating activities:

   Cash was received from:
     Collections on sales
      and receivables ...............     $   635,349      $ 1,658,505      $ 1,162,455      $ 1,978,945
      Interest Income ...............           3,237              407            6,119              586
     Sale of utility system .........         228,660          127,393          228,660          127,393
     Other ..........................          16,251            1,000           17,906            1,000
                                          -----------      -----------      -----------      -----------
                                              883,497        1,787,305        1,415,140        2,107,924
                                          -----------      -----------      -----------      -----------
   Cash was expended for:
     Selling, general and
      administrative, property
      taxes and other expenses ......         284,562          754,416          406,957          937,764
     Interest paid (net of
      amounts capitalized) ..........          23,335           77,259           23,335           79,307
     Improvements to property
      held for sale .................         333,466          257,242          804,303          524,357
                                          -----------      -----------      -----------      -----------
                                              641,363        1,088,917        1,234,595        1,541,428
                                          -----------      -----------      -----------      -----------
Net cash provided by
 operating activities ...............         242,134          698,388          180,545          566,496
                                          -----------      -----------      -----------      -----------

Cash flow from financing activities:
   Proceeds from mortgage
    notes payable: Bank .............         279,399          175,000          662,180          367,226
   Payments on mortgage
    payable:  Bank ..................        (440,000)         (20,000)        (800,000)         (80,000)
              General partner .......                         (527,248)                         (527,248)
              Related party .........                         (325,000)                         (325,000)
                                          -----------      -----------      -----------      -----------
   Net cash (used in)
    financing activities ............        (160,601)        (697,248)        (137,820)        (565,022)
                                          -----------      -----------      -----------      -----------

Net increase in cash ................          81,533            1,140           42,725            1,474
Cash, beginning of period ...........           9,930           41,785           48,738           41,451
                                          -----------      -----------      -----------      -----------
Cash, end of period .................     $    91,463      $    42,925      $    91,463      $    42,925
                                          ===========      ===========      ===========      ===========

                                    See notes to financial statements

                      ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                       PROVIDED BY (USED IN) OPERATING ACTIVITIES
                THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                       (UNAUDITED)


                                       Three Months Ended          Six Months Ended
                                            March 31,                   March 31,
                                    -----------------------     -----------------------
                                       1998          1997          1998          1997
                                    ---------     ---------     ---------     ---------
Net income (loss) ..............    $(144,122)    $ 513,347     $(210,141)    $ 542,192
                                    ---------     ---------     ---------     ---------
Adjustments  to reconcile  net
income  (loss) to net cash
provided by (used in)
operating activities:

   Depreciation and amortization          531           689         1,062         1,377
   Change in assets and
    liabilities:

    Decrease in:
     Mortgage notes and
      other receivables ........      263,009       126,946       305,615       128,746
     Property held for sale ....      227,110       590,605       160,894       499,936
     Other assets ..............        1,457        27,380        22,208        43,763
     Accounts payable and
      accrued liabilities ......      (95,525)     (560,579)      (68,951)     (649,518)
     Estimated costs of
      development of land
      and property sold ........      (10,326)         --         (30,142)         --
                                    ---------     ---------     ---------     ---------

Total adjustments ..............      386,256       185,041       390,686        24,304
                                    ---------     ---------     ---------     ---------

Net cash flow provided by
  (used in) operating
  activities ...................    $ 242,134     $ 698,388     $ 180,545     $ 566,496
                                    =========     =========     =========     =========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 1998 AND 1997




1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


2. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                 ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


Results of Operations

         During the three month periods ended March 31, 1998 and 1997, the Partnership had revenues totaling $620,488 and $1,659,912, respectively, and a net loss of ($144,122) or ($0.03) per unit, compared with net income of $513,347. or $0.11 per unit, respectively. During the period, revenues derived almost entirely from from the sale of 21 residential lots from Phase II of the Crestwood tract for gross proceeds of $598,500 after payment.

         During the six month periods ended March 31, 1998 and 1997, the Partnership had revenues totaling $1,109,525 and $1,980,531, respectively, and a net loss of ($210,241) or ($0.047 per unit), compared with net income of $28,845, or $0.01 per unit, respectively. During the period, revenues derived almost entirely from the sale of 38 residential losts from Phase II of the Crestwood tract.

         Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years or successive quarters is not considered meaningful.

         Liquidity and Capital Resources

         Proceeds from collections on sales and receivables totalled $635,349, and the Partnership expended cash of $333,466 for improvements to property held for sale and $284,562 for selling, general and administrative, property taxes and other expenses. As a result, the Partnership's cash balances, which were $9,930 at December 31, 1997 increased to $91,463 at March 31, 1998. See Financial Information - Statements of Cash Flows.

         The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At March 31, 1998, the Partnership retained and was holding for sale (1) 120 residential lots of which 21 were sold after December 31, 1997 and commercial property in the "Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of 4.54 acres in the Village zoned for approximately 100 multi-family residential units (4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits, (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village. The Partnership's properties are described in Item 2 of its report on Form 10-K for the year ended September 30, 1997 (the "Incorporated 1997 10K"). An extract from the Incorporated 1997 10K containing Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference. The development and marketing status of these properties is described in Item 2 of the Incorporated 1997 10-K.

         As described in Item 2 of the Incorporated 1997 10K, the Partnership is committed to the continuing development of phases II and III of the "Crestwood" single-family tract as the most efficacious manner in which to enhance liquidation values. Between 1995 and 1997, the Partnership substantially completed the off-site and on-site improvements required for the development of the 198 lots in the Crestwood single-family residential subdivision. The construction cost was financed partially through the issuance of bonds and partially with development financing obtained from Union Bank of Florida. A total of $2,918,152 was borrowed from Union Bank of Florida, of which $1,538,152 was outstanding as of March 31, 1998. The loan, which bears interest at 2% above the bank's prime lending rate, was originally to mature on January 31, 1998 but has been extended until September 17, 1999. As closings of lot sales are held, the Partnership is obligated to pay down the bank at the rate of $20,000 per lot. The remaining cost of the development was financed utilizing the net proceeds ($1,074,000) of bonds issued by the Indian Trail Water Control District, a governmental authority. The bonds are a direct obligation of the District (and not of the Partnership) and are repayable as to principal and interest from taxes levied on the lots in the Crestwood subdivision. The issuance of the bonds increased the annual real estate tax on the entire subdivision by approximately $117,000, or $600 per lot. As lots are sold, the responsibility for payment of the taxes passed from the Partnership to the lot purchasers.

         Under the Partnership's agreement with Lennar Homes, Inc. ("Lennar"), executed in August, 1996, (as described in the Incorporated 1997 10K) Lennar contracted to purchase 86 lots over a two year period in Phase II of the Residential Tract for an aggregate of $2,451,000. A closing on 8 lots occurred prior to September 30, 1997, resulting in gross proceeds to the Partnership of approximately $225,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other and closing costs, of approximately $43,000. An additional 16 lots were sold to Lennar and one lot to another builder during the quarter ended December 31, 1997 for aggregate gross proceeds of $484,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other selling and closing costs, of approximately $96,000. There were no sales pursuant to this agreement in the quarter ended March 31, 1998.

         During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by the Union Bank financing described above, land sales, contingent utility receipts described "Utility Contingent Receipts" in the Incorporated 1997 10K, and bank financing. As above indicated, however, sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

         The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At March 31, 1998, the Partnership retained and was holding for sale (1) 120 residential lots and commercial property in the "Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of
4.54 acres in the Village zoned for approximately 84 multi-family residential units (4) 171 lots in the vicinity of the Village with zoning which permits construction of single family homes but presently the subject of litigation as to the availability of building permits, (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village. The development and marketing status of these properties is described in the Incorporated 1997 10-K.

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

Interest Expense

During the six months ended March 31, 1998 interest of approximately $84,000 was incurred and $61,000 was capitalized. During the six months ended March 31, 1997 interest of approximately $127,000 was incurred and $94,000 was capitalized.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, has reported its income as a Partnership. The application of the grandfather rules was scheduled to terminate for the taxable year commencing after December 31, 1997. Under the recently enacted Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for Federal Income Tax purposes (principally revenues less cost of land sold) from the conduct of its active trade or business. The Partnership has made such election. These provisions will become operative for the taxable years beginning on or after January 1, 1998.

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


                            ROYAL PALM BEACH COLONY,
                               LIMITED PARTNERSHIP


                                            By:   Stein Management Company, Inc.
                                                  Managing General Partner

DATE: May 14, 1998                          By:   /s/ Irving Cowan
                                                  ---------------------
                                                  Irving Cowan
                                                  President