Form 10-Q
period 1998-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1998-08-19
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1998

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

           CLASS                          Outstanding at June 30, 1998
 Limited Partnership Units                     4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.   Financial information

            Balance sheets -
              June 30, 1998 and
              September 30, 1997                                         2

            Statements of income -
              Three months and nine months ended
              June 30, 1998 and 1997                                     3

            Statements of cash flows -
              Three months and nine months ended
              June 30, 1998 and 1997                                    4-5

            Notes to financial statements                                6

            Management's discussion and analysis
            of financial condition                                      7-10


Part II.  Other information and signatures                             11-12

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                      June 30,       September 30,
                                                        1998             1997
                                                     ----------       ----------
                                                     (unaudited)
                    ASSETS

Cash .........................................       $   30,128       $   48,738
Mortgage notes and other receivables:
  Mortgage receivable ........................             --            101,250
  Other receivables ..........................            1,241          275,303
Property held for sale .......................        4,153,845        4,739,939
Other assets .................................           79,373           62,944
                                                     ----------       ----------
                                                     $4,264,587       $5,228,174
                                                     ==========       ==========

           LIABILITIES AND EQUITY


Liabilities:
  Mortgage payable, bank .....................       $1,038,152       $1,675,972
  Accounts payable and accrued
    liabilities ..............................          843,855          761,325
  Estimated cost of development
    of land and property sold ................             --             30,142
                                                     ----------       ----------
                                                      1,882,007        2,467,439

Equity:
  Partners' equity, 4,485,504 units
    outstanding ..............................        2,382,580        2,760,735
                                                     ----------       ----------
                                                     $4,264,587       $5,228,174
                                                     ==========       ==========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                ---------------------   ----------------------
                                   1998        1997        1998        1997
                                ---------   ---------   ----------  ----------
Revenues                        $ 618,981   $ 327,224   $1,728,506  $2,307,755
                                ---------   ---------   ----------  ----------

Cost and expenses:

  Cost of sales                   499,621     305,115    1,370,755   1,198,078
  Selling, general and
    administrative expenses       185,998     152,308      499,861     569,107
  Interest                         31,282        -          54,617      33,434
  Depreciation and
    property taxes                 70,094       2,209      181,428      97,352
                                ---------   ---------   ----------  ----------
      Total costs and expenses    786,995     459,632    2,106,661   1,897,971
                                ---------   ---------   ----------  ----------

Net income (loss)               $(168,014)  $(132,408)  $ (378,155) $  409,784
                                =========   =========   ==========  ==========

Net income (loss) per unit      $   (0.04)  $   (0.03)  $    (0.08) $     0.09
                                =========   =========   ==========  ==========

Weighted average number of
  units outstanding             4,485,504   4,485,504    4,485,504   4,485,504
                                =========   =========   ==========  ==========



                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                               Three Months Ended                Nine Months Ended
                                                     June 30,                         June 30,
                                          ----------------------------      ----------------------------
                                              1998             1997            1998              1997
                                          -----------      -----------      -----------      -----------
Cash flows from operating activities:

  Cash was received from:
    Collections on sales
     and receivables                      $   687,577      $   192,000      $ 1,850,032      $ 2,170,945
    Interest income                               702              224            6,821              810
    Sale of utility system                       --               --            228,660          127,393
    Other                                         399             --             18,305            1,000
                                          -----------      -----------      -----------      -----------
                                              688,678          192,224        2,103,818        2,300,148
                                          -----------      -----------      -----------      -----------

  Cash was expended for:
    Selling, administrative
      and property taxes                      159,487          114,879          566,444        1,052,643
    Interest paid (net of
      amounts capitalized)                     31,282             --             54,617           79,307
    Improvements to property                   59,244          377,934          863,547          902,291
                                          -----------      -----------      -----------      -----------
                                              250,013          492,813        1,484,608        2,034,241
                                          -----------      -----------      -----------      -----------

Net cash provided by (used
  in) operating activities                    438,665         (300,589)         619,210          265,907
                                          -----------      -----------      -----------      -----------

Cash flow from financing activities:
  Proceeds from mortgage
    notes payable: Bank                          --            363,820          662,180          731,046
  Payments on mortgage
    payable: Bank                            (500,000)        (100,000)      (1,300,000)        (180,000)
             General partner                     --               --               --           (527,248)
             Related party                       --               --               --           (325,000)
                                          -----------      -----------      -----------      -----------

     Net cash provided by
      (used in) financing
      activities                             (500,000)         263,820         (637,820)        (301,202)
                                          -----------      -----------      -----------      -----------

Net increase (decrease)
 in cash                                      (61,335)         (36,769)         (18,610)         (35,295)

Cash, beginning of period                      91,463           42,925           48,738           41,451
                                          -----------      -----------      -----------      -----------

Cash, end of period                       $    30,128      $     6,156      $    30,128      $     6,156
                                          ===========      ===========      ===========      ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                     Three Months Ended           Nine Months Ended
                                          June 30,                     June 30,
                                 ------------------------      ------------------------
                                    1998           1997           1998          1997
                                 ---------      ---------      ---------      ---------
Net income (loss)                $(168,014)     $(132,408)     $(378,155)     $ 409,784
                                 ---------      ---------      ---------      ---------

Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:

  Depreciation                         472            688          1,534          2,066
Change in assets and
  liabilities:

    Increase in:
      Mortgage notes and
        other receivables             --         (143,717)          --          (14,971)
      Property held for sale          --         (143,469)          --             --
      Other assets                 (40,171)       (58,129)       (17,963)       (14,366)
      Accounts payable and
        accrued liabilities        151,481        176,446         82,530           --
    Decrease in:
      Mortgage notes and
        other receivables           69,697           --          375,312           --
      Property held for sale       425,200           --          586,094        356,466
      Accounts payable and
        accrued liabilities           --             --             --         (473,072)
      Estimated costs of
        development of land
        and property sold             --             --          (30,142)          --
                                 ---------      ---------      ---------      ---------
Total Adjustments                  606,679       (168,181)       997,365       (143,877)
                                 ---------      ---------      ---------      ---------

Net cash flow provided by
  (used in) operating
  activities                     $ 438,665      $(300,589)     $ 619,210      $ 265,907
                                 =========      =========      =========      =========

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1998 AND 1997

1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


2. Income tax:

         The Partnership has made no provision for income taxes since it is not subject to income taxes. Instead, the partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS THREE MONTHS
                  AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

         Results of Operations

         During the three month periods ended June 30, 1998 and 1997, the Partnership had revenues totaling $618,981 and $327,224, respectively, and net losses, respectively, of ($168,014) or ($0.04) per unit, compared with a net loss of ($132,408) or ($0.03) per unit. During the three month periods ended June 30, 1998, revenues derived almost entirely from from the sale of 21 residential lots from Phase II of the Crestwood tract for gross proceeds of $598,500.

                  During the nine month periods ended June 30, 1998 and 1997, the Partnership had revenues totaling $1,728,506 and $2,307,755, respectively, and a net loss of ($378,155) or ($0.08 per unit), compared with net income of $409,784, or $0.09 per unit in the prior year. During the nine month period ending June 30, 1998, revenues derived almost entirely from the sale of 59 residential losts from Phase II of the Crestwood tract.

         Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years or successive quarters is not considered meaningful.

         Liquidity and Capital Resources

         Proceeds from collections on sales and receivables for the three months ended June 30, 1998 totalled $687,577, and after cash expenditures for selling, administrative expenses and property taxes, interest paid and improvements to property held for sale the net cash provided by operating activities amounts to $438,665. The Company made payments on mortgages payable during the period of $500,000. As a result, the Partnership's cash balances, which were $91,463 at March 31, 1998 decreased to $30,128 at June 30, 1998. See Financial Information Statements of Cash Flows.

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

         At June 30, 1998, the Partnership retained and was holding for sale (1) 99 residential lots and commercial property in the "Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of 4.54 acres in the Village zoned for approximately 84 multi-family residential units (4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits, (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village.

         As described in Item 2 of the Incorporated 1997 10K, the Partnership is committed to the continuing development of phases II and III of the "Crestwood" single-family tract as the most efficacious manner in which to enhance liquidation values. Between 1995 and 1997, the Partnership substantially completed the off-site and on-site improvements required for the development of the 198 lots in the Crestwood single-family residential subdivision. The construction cost was financed partially through the issuance of bonds and partially with development financing obtained from Union Bank of Florida. A total of $2,918,152 was borrowed from Union Bank of Florida, of which $1,038,152 was outstanding as of June 30, 1998. The loan, which bears interest at 2% above the bank's prime lending rate, was originally to mature on January 31, 1998 but has been extended until September 17, 1999. As closings of lot sales are held, the Partnership is obligated to pay down the bank at the rate of $20,000 per lot. The remaining cost of the development was financed utilizing the net proceeds ($1,074,000) of bonds issued by the Indian Trail Water Control District, a governmental authority. The bonds are a direct obligation of the District (and not of the Partnership) and are repayable as to principal and interest from taxes levied on the lots in the Crestwood subdivision. The issuance of the bonds increased the annual real estate tax on the entire subdivision by approximately $117,000, or $600 per lot. As lots are sold, the responsibility for payment of the taxes passed from the Partnership to the lot purchasers.

     Under the Partnership's agreement with Lennar Homes, Inc. ("Lennar"), executed in August, 1996, (as described in the Incorporated 1997 10K) Lennar contracted to purchase 86 lots over a two year period in Phase II of the Residential Tract for an aggregate of $2,451,000. A closing on 8 lots occurred prior to September 30, 1997, resulting in gross proceeds to the Partnership of approximately $225,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other and closing costs, of approximately $43,000. An additional 16 lots were sold to Lennar and one lot to another builder during the quarter ended December 31, 1997 for aggregate gross proceeds of $484,500 and net proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other selling and closing costs, of approximately $96,000. There were no sales pursuant to this agreement in the quarters ended March 31 1998. During the quarter ended June 30, 1998 21 lots were sold pursuant to this agreement for aggregate gross proceeds of $598,500 and net proceeds (after manadatory loans reductions, closing costs and commissions of $469,000) were approximately $129,500.

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

         Affect of Land Sales on Future Cash Flow

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At June 30, 1998, the Partnership retained and was holding for sale (1) 99 residential lots and commercial property in the"Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of 4.54 acres in the Village zoned for approximately 84 multi-family residential units (4) 171 lots in the vicinity of the Village with zoning which permits construction of single family homes but presently the subject of litigation as to the availability of building permits, (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village. The development and marketing status of these properties is described in the Incorporated 1997 10-K.

         Although the Partnership has contracted to sell substantial portions of its residential land inventory, the requirement to repay indebtedness incurred to finance necessary on and off-site development work required by the terms of sales contracts makes unlikely distributions to partners at least until the latter part of fiscal 1999, and distributions in 1999 or thereafter will depend upon the rate of sales of remaining land, and the prices obtainable therefor, and collection of Contingent Utilities Receipts described in Item 2 of the Incorporated 1997 10-K.

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

         Interest Expense

         During the nine months ended June 30, 1998 interest of approximately $115,000 was incurred and $61,000 was capitalized. During the nine months ended June 30, 1997 interest of approximately $169,000 was incurred and $136,000 was capitalized.

         Income Taxes

         The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, has reported its income as a Partnership. The application of the grandfather rules was scheduled to terminate for the taxable year commencing after December 31, 1997. Under the recently enacted Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for Federal Income Tax purposes
(principally revenues less cost of land sold) from the conduct of its active trade or business. The Partnership has made such election. These provisions will become operativeas to the Partnership for the taxable year commencing October 1, 1998.

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


                                                        ROYAL PALM BEACH COLONY,
                                                        LIMITED PARTNERSHIP

                                                  By:   Stein Management
                                                        Company,Inc.
                                                        Managing General Partner

 DATE: August 17, 1998                            By:   /s/ Irving Cowan
                                                        ---------------------
                                                        Irving Cowan
                                                        President