Form 10-K
period 1998-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1999-01-12
CIK 764606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                      Fiscal Year Ended September 30, 1998
                          Commission File Number 1-8893

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Delaware                                       59-2501059
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

                  2501 S. Ocean Drive Hollywood, Florida 33019
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (305) 927-3080


          Securities registered pursuant to Section 12(b) of the Act:
                           Limited Partnership Units

                Name of Each Exchange on which Registered - None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and YES [ X ] NO [ ]

(2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the limited partnership units held by non-affiliates of Registrant computed by reference to the last reported sale price of the Units over-the-counter on December 30, 1998 was approximately $1,600,000.

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

Results of Liquidation Activities

The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company. Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $69,878,241.

         As of September 30, 1998, the Partnership had distributed an aggregate of $29,156,000, or $6.50 per Unit, to the general and limited partners. See Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters "Prior Distributions." As of September 30, 1998, the Partnership's remaining assets consisted principally of; (1) 99 residential lots (all of which were under contract for sale) plus commercial property and multifamily-zoned land in the "Crestwood" tract in the Village of Royal Palm Beach (the "Village"), (see
Item 2 -- Properties -- "Village of Royal Palm Beach" - this tract is hereinafter referred to as the "Crestwood" tract), (2) unsold land in Palm Beach County, Florida which is included in the balance sheet at its book value of $734,584 (3) a tract of land in the Village reacquired by foreclosure in 1993 and included in the balance sheet at $288,724, (4) contingent receivables relating to a prior sale of utility assets with a maximum future undiscounted value of $5,247,000 (which amount, other than $438,573 earned as of September 30, 1998 but not payable to the Partnership until January, 1999, has not been included in the balance sheet due to its contingent nature -- see Note 8 to the Financial Statements), and (5) cash in the amount of $6,553. Since September 30. 1998, there have been substantial additional real estate sales. See Item 2 - "Residential Lots Within the Crestwood Tract."

Factors Affecting Future Operations and Distributions

The availability of cash for distribution in the future will depend upon a variety of factors not currently determinable.

(1) Current Activities

In early 1992, a large portion of the Partnership's remaining land consisted of the undeveloped 165 acre "Crestwood" Tract described above, which had been sold during the process of the Partnership's liquidation but reacquired by the Partnership in 1992 when the purchaser was unable to service the interest and amortization payments to the Partnership on a $5,039,952 purchase money mortgage. Thereafter, management commenced the development of one portion of the Crestwood Tract, consisting originally of 170 lots zoned for single family housing (increased in a revised site-plan to 198 lots), in order to enhance its sale value. See Item 2 --Properties -"Village of Royal Palm Beach."

(2) Cash Available for Distribution

Management has now substantially completed the development of portions of the Partnership's remaining land in Palm Beach County as a means of achieving a higher return upon sale. Because of a substantial reduction in sales revenues in 1993 and 1994, and the cash requirements for such land development activities in 1995, together with cash expenditures in connection with the proposed transaction with Regency Homes, Inc. and normal operating expenses, no cash has been available for distribution since December 1992. In addition, portions of the sales proceeds from the sale of residential lots must be applied to repayment of bank financing aggregating $1,321,750. Distributions may be made during fiscal 1999, however, if the sales described herein under Item 2 close as scheduled. See Item 2 - "Development and Sale of Residential Lots;" and Item 7 -- "Management Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources." Future collections of contingent receivables relating to a prior sale of a utility plant would also affect future distributions. See Item 2 --Properties, for a discussion of other sources of and anticipated timing of the receipt of revenue which will affect future distributions.

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

Competition

The real estate business conducted by the Partnership is highly competitive. The Partnership's sales of its remaining land will compete with surrounding developments,  and  with  owners  of  tracts  of  land  in the  area  of all its properties.  There  are  substantial  tracts  of  vacant  land  and  land  under development in the general area of most of the Partnership's remaining real estate. These competitive considerations could affect the decisions of potential purchasers of the Partnership's remaining properties. The Partnership has historically marketed its properties through direct mail advertising to major brokers and developers, advertisements in major regional newspapers and direct contacts between officers of the Managing General Partner and real estate developers and brokers. The Partnership is currently marketing its remaining properties through local real estate brokers, including RTL Realty, of which Randy Rieger is a partner. Mr. Rieger served as interim Vice President and Chief Operating Officer of the Partnership's managing general partner between September 1995 and February 1996. Mr. Rieger currently provides services as an independent consultant to the Partnership for management services in addition to ongoing brokerage services. See Item 13 -- "Certain Relationships and Related Transactions."

Impact of General Economic Conditions

The development and sale of real estate occurs within a historically cyclical market, and is significantly influenced by general economic conditions. Sales of housing units and sales of tracts to builders are particularly affected by the costs and availability of mortgage financing and the rise and fall of interest rates in general. Interest rates moved in a narrow range during 1996 and 1997 and declined during the past six months as the result of federal interest rate cuts. If significant increases occur in the future, the real estate market could suffer as a result.

Personnel:

As of December 30, 1998, Stein Management Company, Inc. ("Steinco")the Managing General Partner, employed 1 person, who acts as an adminstrator of its books and records. The balance of the Partnership's affairs are carried out by independent brokers, contractors and other consultants under the direction of the Board of Directors of Steinco. See Item 10.

Office Facilities:

The Partnership's executive headquarters are located at 2501 S. Ocean Drive, Hollywood, Florida 33019. The premises are owned by an affiliate of Hasam Realty Limited Partnership ("Hasam L.P."), a general partner of the Partnership, and are being made available to the Partnership as an accommodation without charge.

Item 2. Properties

Palm Beach County, Florida

The Company originally owned approximately 26,000 acres in Palm Beach County, in southeastern Florida, approximately 4,200 of which were located within the Village. The Village of Royal Palm Beach The Village, an incorporated municipality, is approximately eight miles from the Palm Beach International Airport and eleven miles west of Palm Beach. Two major area highways, Southern

Boulevard and Okeechobee Road, lead directly from Palm Beach through West Palm Beach to the Village. The Village has a population of approximately 16,000 and is primarily residential. The Village has been developed in accordance with a master plan and includes schools, shopping facilities, community recreation areas, and its own police and fire departments.

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

Commercial Land within the Crestwood Tract

In order to enhance the market value of the Crestwood Tract, the Partnership obtained the rezoning of an approximately 14 acre portion of the Crestwood Tract previously zoned for multi-family housing to permit the Partnership to develop a 14 acre shopping center site. The Partnership received site-plan approval in mid-1996. The Partnership has executed an agreement to sell the entire 14 acre portion to an unaffiliated shopping center developer ("Purchaser") in two phases.

The closing on the first phase of the Commercial Site, consisting of a 11.8-acre shopping center site, occurred in February, 1997, resulting in gross proceeds of approximately $1,538,757.

The second phase consists of two additional parcels in the 14 acre portion rezoned as described above, which adjoin the shopping center site, but as to which building permits are not expected to be available until January, 2000. As to such parcels, the Partnership has agreed to accord an option to the Purchaser to acquire the parcels, with the price to be paid dependent on the terms upon which the Purchaser leases or sells such parcels to an unaffiliated third party. In such event the Purchaser will pay to the Partnership, (i) in the event of a lease, a sum equal to the five times the average annual rental under the lease, and (ii) in the event of a sale, 50% of the net proceeds of the sale; provided that the Partnership is not required to accept less than $3.50 per square foot. The Partnership and the Purchaser have entered into a contract to sell an additional 1.6 acres adjoining the above-described 14 acre shopping center site for a gross purchase price of approximately $250,000. The purchaser is presently preparing to seek the appropriate approvals from the Village and anticipates approvals by June, 1999.


Residential Lots within the Crestwood Tract

         As a result of management's decision to develop portions of the Crestwood Tract, the Partnership replanned the configuration of the entire tract. The project included a redesign of the Single Family Tract, and the Partnership received final plat approval to increase to 198 the number of residential lots for development for single family use (hereinafter the "Residential Tract"). "Development," as such term is applied to single-family lots, entails the completion of all necessary zoning, land use, environmental and other regulatory procedures, the installation of roads and utility connections to each lot and the provision of drainage facilities.

         Between 1995 and 1997, the Partnership completed the off-site and on-site improvements required for the development of the 198 lots in the Residential Tract. The total construction cost was financed partially through the issuance of bonds and partially with development financing obtained from Union Bank of Florida. (See Item 13 - "Certain Relationships and related Transactions"). "). A total of $3,201,749 was borrowed from Union Bank of Florida (including $293,152 for working capital purposes), of which $1,321,750 was outstanding as of September 30, 1998. The loan, which bears interest at 1% above the bank's prime lending rate, matures on September 17, 1999. As closings of lot sales are held, the Partnership is obligated to pay down the bank at the rate of $20,000 per lot. The remaining cost of the development was financed utilizing the net proceeds ($1,074,000) of bonds issued by the Indian Trail
Water Control District, a governmental authority. The bonds are a direct obligation of the District (and not of the Partnership) and are repayable as to principal and interest from taxes levied on the lots in the Residential Tract. The issuance of the bonds increased the annual real estate tax on the entire subdivision by approximately $117,000 or $600 per lot. As lots are sold, the responsibility for payment of the taxes passed from the Partnership to the lot purchasers.

         In the aggregate, and through December 30, 1998, the Partnership has sold and conveyed 178 of the 198 lots in the Residential Tract, resulting in gross proceeds to the Partnership of approximately $5,285,000 and net cash proceeds, after mandatory loan reductions and brokerage commissions and other closing costs, of approximately $930,000. (The gross proceeds include $1,298,500 owed to the Partnership by Morrison Homes of Florida, Inc., which debt is secured by a first mortgage on 45 of the lots it purchased, requiring the payment of $687,000 on June 29, 1999 and the balance on September 29, 1999.) Of the foregoing, during the 1998 fiscal year only, the Partnership conveyed a total of 59 lots (including 37 lots sold to Lennar Homes of Florida, Inc. - see below) for aggregate gross proceeds of $1,684,000. After mandatory loan reductions of $20,000 per lot and brokerage commissions and other closing costs, net cash proceeds to the Company were $324,000

         The remaining 20 lots in the Residential Tract are the last of a total of 86 lots contracted for sale to Lennar Homes of Florida, Inc. The sale of such 20 lots is scheduled to be completed by June 30, 1999, and will result in gross proceeds of $570,000 and estimated net cash proceeds, after mandatory loan reduction and brokerage commissions and other closing costs, of approximately $130,000.

         During November 1998 the Partnership completed the sale of a 7.7 acre parcel in the multi-family zoned land in Crestwood to a church for $350,000.

         In March 1998 the Partnership entered into a sale contract with TCR SFA Apartments, Inc., an affiliate of Trammell Crow Residential (a national residential builder) covering a substantial part of the remainder of the multi-family zoned land (comprising land zoned for approximately 290 residential units). The affiliate has assigned the sale contract to Gables East Construction, Inc. which has acquired Trammell Crow Residential. The completion of the sale, which is subject to the buyer obtaining necessary permits and approvals, is scheduled for March 19, 1999 with the buyer having the option to extend the closing for up to 60 days. The sale price being paid to the Partnership for the land will generate approximately $2,175,000 in gross proceeds, and approximately $1,800,000 in net proceeds after costs of sale and brokerage fees.

Other Acreage Within the Village

In March, 1993 the Partnership reacquired a separate tract of 4.54 acres in the Village by accepting a deed in lieu of foreclosure on a mortgage with a principal balance of $300,000 (See Item 7 --"Foreclosure Transactions"). This parcel is bordered by a golf course and a principal Village road, is zoned for approximately 80 multi-family residential units and is being offered for sale in its present state without further development. An agreement to sell this acreage for $350,000 was terminated by the purchaser in June 1997 and the property is currently being remarketed.

Utility Contingent Receivable

In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Predecessor company received $2,510,000 on closing, and was entitled to future payments to a maximum of $10,900,000 as future connections, measured by consumption increases, were made to the system over a period ending August, 2001. As of September 30, 1998, $5,050,000 had not been received or earned. The Utility Contract also provided for contingent extension periods aggregating not more than three additional years to compensate for possible future governmental building moratoriums or water use restrictions. The Partnership's consultants have advised it that the term has been extended through 2003 as a result of water usage restrictions imposed by the South Florida Water Management District in 1990 and 1991 and moratorium actions taken by the Village of Royal Palm Beach in 1985 and 1986. The Utility Contract also calls for payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $303,000 has already been received.

To date, the Partnership has received the following Utility Contract payments:

                                             Amount Received Based On
Fiscal Year Ended                   --------------------------------------------
September 30                        Consumption               Guaranteed Amounts
------------                        -----------               ------------------
1984                                $ 919,000
1985                                  830,000
1986                                  637,000
1987                                  859,000
1988                                  240,000                        $ 30,000
1989                                  761,000                          45,000
1990                                       -0-                         35,000
1991                                  293,000                          21,000
1992                                  357,000                          37,000
1993                                  168,000                          47,000
1994                                   58,000                          27,000
1995                                  413,000                          20,000
1996                                  108,000                          19,000
1997                                  207,000                          22,000
Total                              $5,850,000                       $ 303,000
--------------
* The Partnership is also entitled to receive approximately $438,000 in January, 1999.

The Utility Contract with extensions management believes have already accumulated will expire in 2003, subject to extensions of up to one additional year. The ability of the Partnership to realize the maximum price is dependent upon the rate at which the population in the Village grows, and levels of water consumption which in turn depends upon economic, social and climatic factors which cannot be predicted. Historically, water consumption tends to increase based upon increases in population. During most of fiscal 1990, however, due to drought conditions existing in most Southern Florida, the South Florida Water Management District imposed mandatory water usage restrictions. The imposition of these restrictions resulted in a decrease in aggregate water consumption in the area from which the Partnership's receipts are projected while population was increasing. Management believes that there is sufficient capacity presently available in the area served by the utility to enable the Partnership to realize the maximum remaining $5,050,000 in contingent payments under the Utility Contract. Although the amount to be received by the Partnership in respect of 1998 represents a substantial increase from receipts in the two preceding years, it is nevertheless considered unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount of such payments prior to the expiration of the contingent payment term.

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

The first tract originally consisted of 208 one-acre lots located approximately eight miles northwest of the Village. These lots have been improved with graded unpaved access roads and drainage facilities. One lot from this tract was sold during 1996 for $12,000, and 36 were sold in 1997 for $190,188, leaving a balance of 171 lots. There were no sales of these lots in 1998.

All of such lots are subject to numerous governmental regulations under which new development may not be permitted unless adequate public facilities (such as roads and drainage) must be in place concurrently with the impacts of such development. The Indian Trail Water Control District prepared a drainage plan which would result in an exemption for such lots from further compliance with such concurrency requirements and would allow the issuance of building permits for single-family residences on such lots. Such plan was opposed by other governmental agencies, however, and the Palm Beach County Health Department originally denied an application for septic tank permits, due to inadequate drainage. Following the institution of administrative proceedings to compel the issuance of septic tank permits, the Partnership was successful in obtaining approval for such permits for 3 of the 4 lots for which application was made; the 4th lot was wetland and required additional mitigation. However, the South Florida Water Management District has refused to permit development to proceed, and the Partnership is currently engaged in administrative proceedings to set aside such refusal. Numerous additional permits are required before building can be commenced, and there is no assurance that all of such permits can be obtained. The Partnership believes that should it eventually succeed in obtaining septic permits for at least some of the lots, this would substantially increase the value of such lots and that the aggregate realizable value of all such lots will substantially exceed their book value of $379,560. Should the Partnership be unsuccessful in overturning the administrative denial of septic tank permits, the Partnership may elect to pursue other legal remedies, including a possible claim for "inverse condemnation." There can be no assurance that any such litigation would be successful.

The Partnership is presently evaluating possible alternative uses of the second tract, consisting of approximately 470 acres, which contains a significant amount of wetlands. This property is presently zoned for agricultural use. The use of this land is dependent on rezoning and the extension of roads, and development activity on this tract may meet with opposition from governmental agencies concerned with wildlife and wetlands preservation. In 1997 the Partnership received an offer of $1,385,000 for this tract from the Nature Conservancy on behalf of Palm Beach County. Negotiations have been protracted and is no assurance that this transaction will be completed. However, management is of the opinion that the realizable value of this property is in excess of its current book value of $213,421.

The timing of future sales of the land discussed above, the manner in which the land may be developed and therefore the ultimate realizable prices for this land are dependent upon a complex and interrelated number of factors arising out of governmental regulations concerning permissible land use.

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

The Partnership and the joint developer have entered into an agreement to sell the entire combined parcel for a price of $1.90 per square foot, subject to survey, which would result in a gross selling price of approximately $1,986,000 (less selling commissions) of which the Partnership's share would be approximately $993,000. The parcel has been rezoned by Palm Beach County for commercial use, but the sale is subject to approval of the premises as a site for a supermarket by a major supermarket chain, the provision of necessary utilities, and the issuance of all necessary building and other permits. The closing date (subject to all of the foregoing) was originally to be no later than June 30, 1997. The closing date has been extended until April 1999. There is no assurance that such permits and approvals will be obtained, which involve proceedings before several governmental bodies, or could be completed or obtained within the required time frame.

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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The Partnership's  units were formerly listed on the American Stock Exchange but
were   delisted  on  March  28,  1996.   The  Units   currently   trade  on  the
over-the-counter market (Symbol RPAMZ).

The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units in over-the-counter trading during the fiscal years ended September 30 of 1997 and 1998. The Partnership's Units were held by approximately 600 record holders of as of December 31, 1998. Based on its tax records, including beneficial owners, the Partnership believes that there were a total of approximately 950 unit holders as of such date.


Fiscal Year Ended: September 30, 1998

Quarter           High              Low
-------           ----              ---
First              7/8              11/16
Second            13/16             5/8
Third             57/64             21/32
Fourth            55/64             3/4

Fiscal Year Ended: September 30, 1997

Quarter           High              Low
-------           ----              ---
First             1                 3/4
Second            1 1/8             3/4
Third             7/8               25/32
Fourth            7/8               11/16

Prior Distributions

The Partnership Agreement requires the Managing General Partner to consider quarterly whether the Partnership has Cash Available for Distribution in respect of the Partnership Units, and to make distributions unless the costs of the distribution would be disproportionately high in relation to the Cash Available for Distribution. "Cash Available for Distribution" in general means the excess cash held by the Partnership over anticipated expenditures and reserves for anticipated or contingent liabilities. The Partnership is not a party to any agreements which would restrict its ability to make future distributions. No distributions were made since December of 1992, in light of management's judgment that Partnership cash should be conserved and applied to the development activities discussed in Item 2, and, during 1994, and 1996, in light of the fact that the Partnership was considering the resumption of active business operations as a means to maximize the values of its remaining real estate. Distributions were not feasible in 1997 or 1998 because of the Partnership's obligations to reduce indebtedness with substantial portions of the proceeds of sales. Distributions may be made during fiscal 1999, however, if the sales described herein close as scheduled. See Item 1 -- "Factors Affecting Future Operations and Distributions."

At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of taxable income and loss and distributions since inception, the capital account and tax basis attributable to each Unit which has remained in the hands of an original Unitholder has been reduced to $1.65 as of September 30, 1998. Each person acquiring a Unit after inception has a tax basis in such Unit equal to the net price paid therefor. Such basis is thereafter increased by such Unit's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made.

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
                              -----
                               6.50

Item 6. Selected Financial Data The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:

                                         Fiscal Years Ended September 30,
-------------------------------------------------------------------------------------
                              1998         1997        1996         1995         1994
Selected Income
  Statement Data
Revenues .............     $ 2,170        3,107     $   397      $   497      $   832
Net income (loss) ....        (215)         391        (690)        (787)        (554)
Income (loss)
         per unit ....        (.05)         .09        (.15)        (.18)        (.12)

Selected Balance
Sheet Data

Total assets .........       4,786        5,228       5,486        5,425        4,650
Mortgage Notes Payable       1,322        1,676       2,065        1,511          -0-

Partners' equity .....       2,546        2,761       2,370        3,060        3,847
 Cash distributions
per unit .............         -0-          -0-         -0-          .25          .25

Since the Partnership's sole business has been the disposition of its assets and the distribution of proceeds to its Unitholders, results in any period are not comparable with any other period and are not indicative of the results which may be anticipated in any future period. See Item 5 -- Prior Distributions (relating to prior returns of capital).

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

As a result of the recommencement of active marketing activities, sales increased substantially in the fiscal year ended September 30, 1997. Sales of real estate during such year produced gross proceeds of approximately $2,873,000; and the Partnership also received $127,000 (recognized in the 1996 fiscal year) in payment of an installment on a contingent note held in respect of the prior sale of the utility system. Sales of additional real estate in 1998 produced gross proceeds of approximately $1,706,000, and the Partnership also received $229,000 (recognized in the 1997 fiscal year) in payment of an installment on a contingent note held in respect of the prior sale of the utility system.

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

The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Item 2. Cash declined from $ 48,738 at September 30, 1997 to $6,553 at September 30, 1998 but had increased to approximately $213,000 at December 30, 1998. See Financial Information - Statements of Cash Flows.

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

Affect of Land Sales on Future Cash Flow

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At September 30, 1998, the Partnership retained and was holding for sale (1) 99 residential lots and commercial property in the "Crestwood" tract in the Village, (2) multi-family zoned land in the Crestwood tract presently zoned for a total of approximately 394 units, (3) a tract of 4.54 acres in the Village zoned for approximately 100 multi-family residential units
(4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits ,
(5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village. The development and marketing status of these properties is described in Item 2.

Total net cash flow which might become available for distribution is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable" under Item 2 above. As indicated under such caption, although the amount to be received by the Partnership in respect of 1998 represents a substantial increase from receipts in the two preceding years, it is nevertheless considered unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount of such payments prior to the expiration of the contingent payment term.

Environmental Matters

 There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Results of Operations

                                             Fiscal Years Ended September 30
                                      ------------------------------------------
                                         1998            1997             1996
                                      ----------      ----------      ----------
Sales of land, net .............      $1,706,000      $2,874,000      $  182,000
Recognized profit on
installment and cost
recovery sales .................             -0-             -0-           1,000
Interest income ................           7,000           5,000           5,000
Sale of utility system (a) .....         439,000         227,000         129,000
Other (b) ......................          18,000           1,000          80,000
                                      ----------      ----------      ----------

Total revenues .................       2,170,000       3,107,000      $  397,000
                                      ==========      ==========      ==========



(a) As discussed in Note 8 to the financial statements, income recognized on the sale of the utility system varies with water consumption and other factors.

(b) Other income in 1996 included $74,000 received as a foreclosure settlement, net of related expenses.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were 680,239 in 1996. In addition, $70,720 was incurred in costs related to a proposed merger as to which negotiations were terminated.) Costs increased to $768,537 in 1997 primarily as the result of an increase in brokerage commissions on higher real estate sales, and declined to $646,467 in 1998 primarily as the result of a decrease in brokerage commissions on lower real estate sales.

         Interest expense increased from $33,434 in 1997 to $89,147 in 1998, primarily because the Partnership had completed development activities in the residential lots in 1998 and therefor ceased the capitalization of interest expense.

Depreciation and Property Taxes

Property tax expense increased from 1996 to 1997 because of higher assessments on the Partnership's properties due in part from higher valuations ascribed to certain of the Partnership's properties. Property tax expense further increased from 1997 to 1998 primarily because development activities were completed and such taxes could no longer be capitalized.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997, and estimates that federal tax due, if any, on gross income for federal tax purposes for the tax year ending December 31, 1998 will not be material. See Note 6 to the Financial Statements included with this report.


Item 8. Financial Statements and Supplementary Data

Financial Statements and supplementary data are listed under Item 14 herein.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant
The following information is provided with respect to the directors and officers of each general partner of the Registrant.(l)

                                                              Other Positions
Name                 Age and Present Position               With the Registrant
----                -------------------------               -------------------
Irving Cowan        66;   President of Steinco              Private Investor

David B. Simpson    60;   Vice President and                Attorney currently
                          Director of Steinco               in private pracftice
                                                            and counsel to the
                                                            Partnership

Jack Friedland      73;   Member of Friedco,                Private Investor
L.C.(1)

Leonard Friedland   76;   Member of Friedco,                Private Investor
L.C.(1)

Herbert Tobin       58;   Director of Steinco
                          Director, Secretary
                          And Treasurer(*)of
                          Steinco

Marjorie Cowan      58;   Member of Friedco,                Private Investor
L.C.(l);

Harold Friedland    68;   Member of Friedco,                Private Investor
                          L.C.(1)


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

Item 11. Executive Compensation

During fiscal 1998 no executive officer of the Managing General Partner received compensation exceeding $60,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth as of December 30, 1998  information  concerning
(i) all persons who are known to the Registrant to be the beneficial owner of more than 5% of the Units and (ii) the beneficial ownership of Units of directors and officers of each General Partner of the Registrant.

                                       Amount Beneficially         Percent of
Name and Address                              Owned (a)              Class
------------------                     -------------------         ----------
Harold Friedland                            712,417 (1)              15.8%
636 Old York Road #210
Jenkintown, PA 19046

Jack Friedland                            1,155,834 (1)(2)           25.8%
111 Regatta Drive
Jupiter, FL 33477

Leonard Friedland                         1,170,196 (1)(3)           26.1%
6530 Allison Road
Miami Beach, FL 33131

Marjorie Cowan                            1,057,929 (1)(4)           23.6%
3725 S. Ocean Dr.
Hollywood, FL 33019

Samuel Friedland
Family Foundation                           637,417                  14.2%
2501 S. Ocean Dr.
Hollywood, FL 33019

Hasam Realty Limited
Partnership                                  75,000                   1.7%
2501 S. Ocean Dr.
Hollywood, FL 33019

Stein Management Company                     20,093                Less than 1%
2501 S. Ocean Drive
Hollywood, FL 33019

David B. Simpson                              1,460 (5)            Less than 1%
2 University Plaza #109
Hackensack, N. J. 07601

All officers and                          2,361,822                  52.7%
directors as a group
(See footnotes) (6)

------------
(a) Includes all units as to which owner holds sole or shared voting or investment power.

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

(4) Does not include 96,900 units owned by Mrs. Cowan's husband, Irving Cowan. Includes 16,993 units owned by a trust for a minor child of which Mr. and Mrs. Cowan are trustees; Includes 21,708 Units owned jointly with Mr. Cowan

(5) Does not include 20,000 Units owned by Stein Management Company, of which Mr. Simpson's wife owns 50% of the common stock.

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

Indian Trail Water Control District

The Indian Trail Improvement District, a public entity whose seven supervisors included Martin J. Katz (President and Director of Steinco until his death in September, 1995) and to which Jack Friedland was recently elected in 1996, has prepared a drainage and reclamation plan covering a portion of the Company's acreage in the vicinity of the Village of Royal Palm Beach. In November, 1996, the District issued bonds to finance a portion of the development of certain of the Partnership's acreage in the Village. Reference is made to Item 2 - Properties --Palm Beach County -"The Village of Royal Palm Beach" and "Acreage in the Vicinity of the Village." Herbert Tobin, a Director of Steinco, is Chairman of the Board and Director, of Union Bank of Florida, which made a land development loan to the Partnership in 1994. See Item 2. Randy Rieger was elected on an interim basis as a Vice President and Chief Operating Officer of Stein Management Company, Inc., the Partnership's managing general partner, in September 1995, shortly following Mr. Katz's death. Mr. Rieger had been active as a real estate broker, directly and through affiliated companies, in the south Florida real estate market for many years.

Prior to his election in 1995, Mr. Rieger had been serving as a consultant to the Partnership under an arrangement pursuant to which he was paid consulting fees, and additional amounts applicable to future brokerage commissions were being paid to RTL Realty Corp. (50% owned by Mr. Rieger) which had been engaged as the Partnership's exclusive broker in respect of a substantial portion of its real estate assets. Under such prior arrangement, RTL Realty Corp. is entitled to substantial brokerage commissions in the event that certain real estate sales currently under contract relating to a shopping center site are consummated. See
Item 2 Properties -- "The Village of Royal Palm Beach." Mr. Rieger resigned following the election of new officers on February 14, 1996; however, Mr. Rieger has continued to serve the Partnership as a consultant under a consulting and brokerage agreement with Mr. Rieger and RTL Realty Corp, dated May 23, 1996, which was originally scheduled to expire on December 31, 1996 and has been extended through December 31, 1998 (the "RTL Agreement"). Under the RTL Agreement, RTL receives $6,000 per month in consideration of Mr. Rieger's services to the Partnership, in addition to brokerage on sales of the Partnership's properties at a varying schedule of rates and reimbursement of approved expenses. The Partnership also reimburses RTL for certain expenses, including office expenses, at the rate of $2,500 per month. RTL may earn additional commissions on other transactions on a negotiated basis.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as a part of this report:

1.    Financial Statements:
2.    Independent Auditor's Report


Royal Palm Beach Colony, Limited Partnership Financial Statements:

         Balance sheets as of September 30, 1998 and 1997.

         Statements of operations for the years ended September 30, 1998, 1997, and 1996.

         Statements of partners' equity for the years ended September 30, 1998, 1997, and 1996.

         Statements of cash flows for the years ended September 30, 1998, 1997, and 1996.

3.    Financial Statement Schedules:

Schedule IX - Valuation and qualifying accounts Schedule X - Supplementary Income Statement Information

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

4(m) Agreement for Purchase and Sale between the Registrant and TCR SFA Apartments, Inc. dated March 18, 1998 and First and Second Amendments thereto dated in June and December of 1998, respectively, relating to the sale of approximately 21.8 acres in the Crestwood Tract, filed herewith.

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


                                      ROYAL PALM BEACH COLONY,
                                      LIMITED PARTNERSHIP
                                      By: Stein Management Company, Inc.
                                          Managing General Partner

                                      By: /s/ David B. Simpson
                                          --------------------
                                          David B. Simpson, Vice President



Date: December 30, 1998

                  Royal Palm Beach Colony, Limited Partnership
                                    Form 10-K
                          Year Ended September 30, 1998

                           Continuation of Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title

/s/David B. Simpson                    Director,  Vice President,Stein
-------------------                    Management Company,  Inc.
David B. Simpson


/s/Herbert Tobin                       Director,  Stein  Management
----------------                       Company,  Inc.
Herbert Tobin

/s/Irving Cowan                        Director,  President,Stein Management
---------------                        Company, Inc.
Irving Cowan


Dated:

December 30, 1998

                            ROYAL PALM BEACH COLONY,

                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996




              Independent auditors' report

              Financial statements:

                 Balance sheets

                 Statements of operations

                 Statements of partners' equity

                 Statements of cash flows

                 Notes to financial statements

              Schedule IX - Valuation and Qualifying Accounts

              Schedule X - Supplemental Income Statement Information

                          Independent Auditors' Report


              Partners
              Royal Palm Beach Colony, Limited Partnership
              Hollywood, Florida

              We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 1998, and 1997, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

              Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a)3 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



              /s/LEFCOURT, BILLIG, SARBEY, TIKTIN & YESNER, P.A.
              --------------------------------------------------
              LEFCOURT, BILLIG, SARBEY, TIKTIN & YESNER, P.A.
              Coral Gables, Florida

              November 11, 1998

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997


                        ASSETS

                                                             1998           1997
                                                        ----------    -----------
Cash ..............................................     $    6,553     $   48,738
Mortgage note and other receivables (Note 2):
    Mortgage note receivable ......................                       101,250
    Other .........................................        439,825        275,303
Property held for sale (Note 4) ...................      4,279,599      4,739,939
Other assets (Note 3) .............................         59,627         62,944
                                                        ----------     ----------

                                                        $4,785,604     $5,228,174
                                                        ==========     ==========


          LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Mortgage notes payable, bank (Note 4) .........     $1,321,750     $1,675,972
    Accounts payable and other liabilities (Note 5)        917,795        761,325
    Estimated cost of development of land sold ....                        30,142
                                                        ----------     ----------

                                                         2,239,545      2,467,439

Partners' equity:
    4,485,504 units authorized and outstanding ....      2,546,059      2,760,735
                                                        ----------     ----------

                                                        $4,785,604     $5,228,174
                                                        ==========     ==========


                       See notes to financial statements.

                       ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                 STATEMENTS OF OPERATIONS




                                                       Years ended September 30,
                                            --------------------------------------------
                                                1998             1997            1996
                                            -----------      -----------     -----------
Revenues (Note 10) ....................     $ 2,170,116      $ 3,106,552     $   396,924
                                            -----------      -----------     -----------

Costs and expenses:
    Cost of sales .....................       1,394,684        1,747,627         135,533
    Selling, general and administrative
       expenses (Note 7) ..............         646,467          768,537         680,239
    Interest (Note 4) .................          89,147           33,434          72,696
    Terminated merger costs ...........                                           70,720
    Depreciation and property taxes ...         254,494          166,110         127,979
                                            -----------      -----------     -----------

                                              2,384,792        2,715,708       1,087,167
                                            -----------      -----------     -----------

Net income (loss) .....................     $  (214,676)     $   390,844     $  (690,243)
                                            ===========      ===========     ===========

Net income (loss) per unit ............     $     (0.05)     $      0.09     $     (0.15)
                                            ===========      ===========     ===========

Weighted average number of units
    outstanding .......................       4,485,504        4,485,504       4,485,504
                                            ===========      ===========     ===========


                       See notes to financial statements.

                          ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                 STATEMENTS OF PARTNERS' EQUITY





                                 Partnership       General          Limited            Total
                                    Units          Partners         Partners          Equity
                                -----------      -----------      -----------      -----------
Balance, September 30, 1995       4,485,504      $   132,984      $ 2,927,150      $ 3,060,134


Net loss ..................                          (14,633)        (675,610)        (690,243)
                                -----------      -----------      -----------      -----------

Balance, September 30, 1996       4,485,504          118,351        2,251,540        2,369,891


Net income ................                            8,286          382,558          390,844
                                -----------      -----------      -----------      -----------

Balance, September 30, 1997       4,485,504          126,637        2,634,098        2,760,735


Net loss ..................                           (4,551)        (210,125)        (214,676)
                                -----------      -----------      -----------      -----------

Balance, September 30, 1998       4,485,504      $   122,086      $ 2,423,973      $ 2,546,059
                                ===========      ===========      ===========      ===========




                       See notes to financial statements.

                             ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                  Years ended September 30,
                                                        ---------------------------------------------
                                                            1998             1997             1996
                                                        -----------      -----------      -----------
Cash flows from operating activities:
   Cash received:
      Collections on land sales and receivables ...     $ 1,852,861      $ 2,730,995      $   434,830
      Interest income .............................           7,018            1,154            7,622
      Sale of utility system ......................         228,661          127,393          432,800
      Other cash received .........................          18,304            1,000            6,398
                                                        -----------      -----------      -----------
                                                          2,106,844        2,860,542          881,650
                                                        -----------      -----------      -----------

Cash expended:
   Selling, general and administrative,
      property taxes and other expenses ...........         654,811        1,274,637          528,353
   Interest paid (net of amounts capitalized) .....          89,147           33,434           72,696
   Improvements to property held for sale .........       1,050,849        1,156,495          848,616
                                                        -----------      -----------      -----------
                                                          1,794,807        2,464,566        1,449,665
                                                        -----------      -----------      -----------

Net cash provided by (used in) operating activities         312,037          395,976         (568,015)
                                                        -----------      -----------      -----------
Cash flows from investing activities:
   Purchase of property and equipment .............                                            (1,335)
                                                        -----------      -----------      -----------
Cash flows from financing  activities:
 Proceeds from mortgage notes
   payable:
      Bank ........................................         945,778        1,043,560          301,899
      Other .......................................                                           325,000
   Payments on mortgage payable:
      Bank ........................................      (1,300,000)        (580,000)        (100,000)
      General partner .............................                         (527,249)
      Other .......................................                         (325,000)
                                                        -----------      -----------      -----------

Net cash provided by (used in) financing activities        (354,222)        (388,689)         526,899
                                                        -----------      -----------      -----------

Net increase (decrease) in cash ...................         (42,185)           7,287          (42,451)

Cash at beginning of year .........................          48,738           41,451           83,902
                                                        -----------      -----------      -----------

Cash at end of year ...............................     $     6,553      $    48,738      $    41,451
                                                        ===========      ===========      ===========

                                   (continued)

                                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                Years ended September 30,
                                                                       ---------------------------------------
                                                                          1998           1997          1996
                                                                       ---------      ---------      ---------
Reconciliation of net income (loss) to net cash provided by (used
  in) operating activities:

               Net income (loss) .................................     $(214,676)     $ 390,844      $(690,243)
                                                                       ---------      ---------      ---------
               Adjustments to reconcile net income
                  to net cash provided by (used in)
                     operating activities

                     Depreciation and amortization ...............         1,975          2,754          3,428
                     Sundry (See below) ..........................                                      27,249

               Change in assets and liabilities
                  Increase in:
                     Mortgage notes and other receivables ........       (63,272)      (243,235)
                     Property held for sale ......................                                    (642,327)
                     Other assets ................................                       (4,322)        (1,578)
                     Accounts payable and accrued liabilities ....       156,470                       197,037
                     Estimated cost of development of land sold ..                       16,000
                  Decrease in:
                     Mortgage notes and other receivables ........                                     538,718
                     Property held for sale ......................       460,340        510,049
                     Other assets ................................         1,342
                     Accounts payable and accrued liabilities ....                     (276,114)
                     Estimated cost of development of land sold ..       (30,142)                         (299)
                                                                       ---------      ---------      ---------

               Total adjustments .................................       526,713          5,132        122,228
                                                                       ---------      ---------      ---------

               Net cash provided by (used in) operating activities     $ 312,037      $ 395,976      $(568,015)
                                                                       =========      =========      =========

              Supplemental   information   concerning  investing  and  financing
              activities:

              In fiscal 1996 the Partnership issued a note payable to the general partner for unpaid interest in the amount of $27,249.


                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


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

                      A summary of the Partnership's accounting principles is as follows:

                       Land sales:
                          Generally, land sales are recognized when the purchaser has made an adequate down payment, 20% to 25% of the purchase price, the Partnership has no substantial remaining obligations with respect to the property, and the collectibility of the related receivable is reasonably predictable. Otherwise, either the installment or the cost recovery method is used. Under the installment method, portions of profit are recognized as cash payments are received from the buyer. Under the cost recovery method no profit is recognized until cash payments received from the buyer, including interest and principal, exceed the seller's cost of the property sold.

                       Sale of Utility System:
                          The Partnership recognizes profit on the 1983 sale of a utility system in the years in which increases in consumption generate amounts due to the Partnership. (See Note 8).

                       Cash:
                          The Partnership considers all highly liquid debt investments with maturities of three months or less to be cash equivalents.

                       Mortgage note receivable:
                          Mortgage note receivable represents the amount due from the sale of properties. The Partnership evaluates the carrying amount of delinquent mortgage notes receivable to determine that such amount does not exceed the estimated fair market value of the underlying land.

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

            1. Organization and summary of significant accounting policies (continued):

                  Property held for sale:
                      Property held for sale is stated at the lower of cost or estimated net realizable value. The cost of property held for sale includes the original purchase price, cost of land development, development period real estate taxes, and interest.

                  Net income (loss) per unit:
                      Net income (loss) per unit is calculated based on the weighted average number of units outstanding during the year.

                  Concentrations of risk:
                      Asset which subject the Partnership to concentrations of risk consist primarily of property held for sale. The Partnership's property held for sale is located in Florida. The Partnership's ability to sell its property is substantially dependent upon the Florida real estate economic sector.

                  Use of estimates:
                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

                  Reclassifications:
                      Certain  items in the 1997 and 1996  financial  statements
                      have   been   reclassified   to   conform   to  the   1998
                      presentation.

            2. Mortgage note and other receivables:

               Mortgage note receivable of $101,250 at September 30, 1997 carried interest at 10% per annum, and was paid as of September 30, 1998.

                                                   September 30,
                                             ----------------------
                                               1998         1997
                                             --------     ---------

             Utility receivable (Note 8)     $438,572     $228,660
             Accrued interest receivable                     3,900
             Closing proceeds receivable                    41,200
             Other .....................        1,253        1,543
                                             --------     --------

                                             $439,825     $275,303
                                             ========     ========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


            3. Other assets:

               Other assets consist of the following:

                                                     September 30,
                                                  --------------------
                                                     1998       1997
                                                  -------     --------
           Furniture and equipment,
              net of accumulated depreciation     $ 1,361     $ 3,336

           Prepaid expenses .................      58,266      59,608
                                                  -------     -------

                                                  $59,627     $62,944
                                                  =======     =======

            4. Mortgage notes payable, bank:

               Mortgage notes payable, bank consist of the following:

                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                            1998             1997
                                                                                         ----------      -----------
                      Mortgage  notes  payable,  bank:  On July  15,  1998,  the
                      Partnership  combined  certain  construction   development
                      loans under a $2,925,000 Consolidation Promissory Note, at
                      1% over the prime rate (for an effective  rate of 9.50% at
                      September 30, 1998).  Interest is payable  monthly and the note matures on September 17, 1999. Property held for sale with a cost of approximately  $2,259,000 is collateral for this  loan  and the  loan  below.  The  mortgage  requires certain  principal  payments as land is sold. At September
                      30, 1998, $16,402 is available to be drawn on this loan.           $1,028,598      $1,485,820

                      On  September  2, 1997,  the  Partnership  entered in to a
                      Future  Advance for Working  Capital Loan in the amount of
                      $300,000 at 1% over the prime rate (for an effective  rate
                      of 9.50% at  September  |30,  1998).  Interest  is payable
                      monthly and the loan  matures on September  17, 1999.  The
                      collateral   described  above  also   collateralizes  this
                      obligation.                                                           293,152         190,152
                                                                                         ----------      ----------

                                                                                         $1,321,750      $1,675,972
                                                                                         ==========      ==========

                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

            4. Mortgage notes payable, bank: (continued)

               Interest is capitalized for property being developed as follows:

                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                            1998             1997
                                                                                         ----------      -----------
                        Capitalized                                                      $   61,212      $   191,893

                        Charged to operations                                                89,147           33,434
                                                                                        -----------      -----------

                        Total interest incurred                                         $   150,359      $   225,327
                                                                                        ===========      ===========


            5. Accounts payable and other liabilities:

               Accounts payable and other liabilities consist of the following:

                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                            1998             1997
                                                                                         ----------      -----------
                     Accounts payable                                                    $  671,594      $   477,192
                     Accrued liabilities:
                        Current property taxes                                              205,690          244,133
                        Other                                                                40,511           40,000
                                                                                         ----------      -----------

                                                                                         $  917,795      $   761,325
                                                                                         ==========      ===========


               Property taxes related to 1994, 1995, 1996 and 1997 in the amount of $329,160 are delinquent at September 30, 1998 and are included in accounts payable.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


            6.     Income taxes:

                  The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997, and estimates that Federal tax due, if any, on gross income for Federal tax purposes for the tax year ending December 31, 1998 will not be material.

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

                  The  following  analysis   summarizes  the  major  differences
                  between the financial reporting and income tax basis of the partner's equity account at September 30, 1998.


                  Partners'  equity,  financial  reporting  basis                          $ 2,546,059
                     Add item recorded for tax purposes only:
                        Step-up in basis of property                   $17,000,000
                     Less: Cost of sales - step-up adjusted
                        for unamortized additional capitalized
                        inventory costs and any adjustments as
                        a result of repossessions.                      12,167,524
                                                                       -----------
                                                                         4,832,476

                     Add items not presently deductible for tax
                        purposes                                            39,882           4,872,358
                                                                       -----------         -----------

                     Partners' equity, income tax basis                                    $ 7,418,417
                                                                                           ===========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


            7.    Lease information:

                  The Partnership occupies its office facility in a building owned by an entity related by common ownership. The Partnership does not pay any rent at this office facility. Other long-term operating leases on real and personal properties are not considered material.


            8.   Other transactions:

                  A subsidiary of the Company, Royal Palm Beach Utilities Company ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by
                  Utilities as future connections (as measured by increase in consumption) are added to the system, over a period which is expected to be extended from August, 2001 through 2003. Should consumption not increase sufficiently, the Partnership would not receive the full sale amount. The maximum proceeds to Utilities approximates $13,410,000, of which, under the terms of the sale, approximately $5,050,000 had not yet been received as of September 30, 1998. In addition, the Partnership had the right to receive up to $500,000, of which $303,000 has already been received, as the Village collects guaranteed revenues from developers. Since future increases in consumption and payment of guaranteed revenues cannot be assured and, therefore, the extent of future payments to the Partnership is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership. Revenues related to the sale of utility system of $438,573, $227,053, and $129,000 were recognized for fiscal years 1998, 1997 and 1996 respectively.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



            9. Comparative quarterly financial information (unaudited):

                                      First           Second            Third           Fourth
                                     quarter          quarter          quarter          quarter        Full year
                                  -----------      -----------      -----------      -----------      -----------
1998:
    Revenues: ...............     $   489,037      $   620,488      $   618,981      $   441,610      $ 2,170,116
    Cost and expenses .......         555,056          764,610          786,995          278,131        2,384,792
                                  -----------      -----------      -----------      -----------      -----------

    Net income (loss) .......     $   (66,019)     $  (144,122)     $  (168,014)     $   163,479      $  (214,676)
                                  ===========      ===========      ===========      ===========      ===========

    Net income (loss) per unit    $     (0.01)     $     (0.03)     $     (0.04)     $      0.03      $     (0.05)
                                  ===========      ===========      ===========      ===========      ===========

1997:
    Revenues: ...............     $   320,619      $ 1,659,912      $   327,224      $   798,797      $ 3,106,552
    Cost and expenses .......         291,774        1,146,565          459,632          817,737        2,715,708
                                  -----------      -----------      -----------      -----------      -----------

    Net income (loss) .......     $    28,845      $   513,347      $  (132,408)     $   (18,940)     $   390,844
                                  ===========      ===========      ===========      ===========      ===========

    Net income (loss) per unit    $      0.01      $      0.11      $     (0.03)     $     (0.00)     $      0.09
                                  ===========      ===========      ===========      ===========      ===========


1996:
    Revenues: ...............     $   144,044      $     7,197      $    12,476      $   233,207      $   396,924
    Cost and expenses .......         375,444          283,059          185,668          242,996        1,087,167
                                  -----------      -----------      -----------      -----------      -----------

         Net loss ...........     $  (231,400)     $  (275,862)     $  (173,192)     $    (9,789)     $  (690,243)
                                  ===========      ===========      ===========      ===========      ===========

    Net loss per unit .......     $     (0.05)     $     (0.06)     $     (0.04)     $     (0.00)     $     (0.15)
                                  ===========      ===========      ===========      ===========      ===========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

            10.  Revenues:

                 Revenues consist of the following:

                                               Years ended September 30,
                                        ----------------------------------------
                                           1998           1997           1996
                                        ----------     ----------     ----------
 Land revenues:
    Net sales of land .............     $1,706,221     $2,873,445     $  182,000
    Recognized profit on
      installment and costs
     recovery sales ...............                                          690
Interest income ...................          7,018          5,054          4,789
    Sale of utility system (Note 8)        438,573        227,053        129,000
      Foreclosure settlement, net .                                       74,047
     Other ........................         18,304          1,000          6,398
                                        ----------     ----------     ----------

                                        $2,170,116     $3,106,552     $  396,924
                                        ==========     ==========     ==========

            11.  Liquidity:

                 During the year ended September 30, 1995, the Partnership incurred substantial expenses in the development of its properties in addition to normal ongoing administrative costs incurred in connection with a terminated merger. In anticipation of adding home building operations through the proposed merger, management made a decision to suspend land sales activity pending the outcome of the merger. This suspension of land sales resulted in insufficient cash resources available for the Partnership to meet its obligations as they become due.

                 Since the termination of the merger in December 1995, the Partnership has resumed land sales efforts and has closed certain sales. However, there is no assurance that such sales and closings will continue to occur, or that their timing will coincide with the Partnership's cash requirements. Management believes that the Partnership will be able to fund ongoing operations from future land sales or from short-term financing, if needed. The success of the sales efforts or obtaining additional borrowing is necessary to enable the Partnership to meet its current obligations.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                 SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED SEPTEMBER 30, 1998




                                                                  Column C
                                                       --------------------------------
                                   Column B                (1)                   (2)                                      Column E
                                  Balance at           Charged to            Charged to                                  Balance at
        Column A                  beginning             costs and               other               Column D               end of
      Description                 of period             expenses              accounts             deductions              period
      -----------                 ---------             --------              --------             ----------              ------
Deferred profit:

  1996                           $   49,648                                                         (A)  $   (690)       $    0.00
                                                                                                    (B)   (48,958)

(A) Recognized profit on installment and cost recovery sales.

(B) Write-off of deferred profit in connection with settlement of mortgage note receivable.

                   ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996




                                                     September 30,
                                          --------------------------------------
                                             1998           1997          1996
                                          --------       --------       --------

1. Maintenance and repairs ........       $      0       $    580       $      0
                                          ========       ========       ========



2. Taxes, other than payroll
      and income taxes ............       $254,791       $166,837       $128,589
                                          ========       ========       ========


3. Advertising ....................       $      0       $    168       $      0
                                          ========       ========       ========