Form 10-Q
period 1998-12-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1999-02-24
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended December 31, 1998

                          Commission File Number 1-8893


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
             ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


          DELAWARE                                      59-2501059
--------------------------------------------------------------------------------
(State of other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)



                               2501 S. Ocean Drive
                            Hollywood, Florida 33019
                        --------------------------------
               (Address of principal executive offices) (Zip Code)


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

           CLASS                  Outstanding at December 31, 1998
           -----                  --------------------------------

 Limited Partnership Units                 4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP










                                      INDEX




PART I.  Financial Information

                           Balance sheets -
                             December 31, 1998 and
                             September 30, 1998

                           Statements of operations -
                             Three months ended
                             December 31, 1998 and 1997

                           Statements of cash flows -
                             Three months ended
                             December 31, 1998 and 1997

                           Notes to financial statements

                           Management's discussion and analysis
                             of financial condition and results
                             of operations


Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                    December 31,     September 30,
                                                        1998             1998
                                                     ----------       ----------
                                                    (unaudited)

              ASSETS

Cash .........................................       $  222,723       $    6,553
Mortgage note and other receivables
  Mortgage note receivable, net of
   deferred profit of $264,593 ...............        1,033,907             --
  Other receivables ..........................          440,210          439,825
Property held for sale .......................        2,472,224        4,279,599
Other assets .................................           41,602           59,627
                                                     ----------       ----------
                                                     $4,210,666       $4,785,604
                                                     ==========       ==========




         LIABILITIES AND EQUITY


Liabilities:
  Mortgage notes payable, bank ...............       $  659,550       $1,321,750
  Accounts payable and other liabilities .....          816,308          917,795
  Deposit on land sales ......................           75,000             --
                                                     ----------       ----------

                                                      1,550,858        2,239,545


Partners' equity:
  4,485,504 units authorized
  and outstanding ............................        2,659,808        2,546,059
                                                     ----------       ----------
                                                     $4,210,666       $4,785,604
                                                     ==========       ==========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                     1998               1997
                                                  -----------       -----------
Land Revenues:
     Gross sales of land ..................       $ 2,766,500       $   484,500
     Less profit deferred until
      principal collections are
      received ............................           264,593              --
                                                  -----------       -----------
                                                    2,501,907           484,500
Interest income ...........................             1,312             2,882
Other Income ..............................            11,035             1,655
                                                  -----------       -----------
                                                    2,514,254           489,037



Cost and expenses:
     Cost of sales ........................         2,000,225           377,719
     Selling, general and
       administrative expenses ............           318,437           126,909
     Interest .............................            23,986              --
     Depreciation and property taxes ......            57,857            50,428
                                                  -----------       -----------

       Total costs and expenses ...........         2,400,505           555,056
                                                  -----------       -----------

Net income (loss) .........................       $   113,749       $   (66,019)
                                                  ===========       ===========

Net income (loss) per unit ................       $      0.03       $     (0.01)
                                                  ===========       ===========

Weighted average number of
  units outstanding .......................         4,485,504         4,485,504
                                                  ===========       ===========




                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                      1998              1997
                                                   -----------      -----------
Cash flows from operating activities:

     Cash was received from:
       Collections on sales
        and receivables ......................     $ 1,542,615      $   527,106
       Interest Income .......................           1,312            2,882
       Other cash received ...................          11,035            1,655
                                                   -----------      -----------
                                                     1,554,962          531,643
                                                   -----------      -----------

    Cash was expended for:
       Selling, general and administrative,
        property taxes and other expenses ....         516,094          122,395
       Interest paid (net of amounts
        capitalized) .........................          23,986             --
       Improvements to property
        held for sale ........................         136,512          470,837
                                                   -----------      -----------
                                                       676,592          593,232

Net cash provided by (used in)
 operating activities ........................         878,370          (61,589)
                                                   -----------      -----------

Cash flow from financing activities:
  Proceeds from mortgage notes payable
    Bank .....................................          17,800          382,781
  Payments on mortgage payable:
    Bank .....................................        (680,000)        (360,000)
                                                   -----------      -----------

Net cash provided by (used in)
 financing activities ........................        (662,200)          22,781
                                                   -----------      -----------

Net increase (decrease) in cash ..............         216,170          (38,808)
Cash at beginning of year ....................           6,553           48,738
                                                   -----------      -----------
Cash at end of year ..........................     $   222,723      $     9,930
                                                   ===========      ===========



                                   (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 Reconciliation of net income (loss) to net cash
                   provided by (used in) operating activities
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)




                                                       1998             1997
                                                   -----------      -----------
Reconciliation of net income (loss)
  to cash provided by (used in)
  operating activities:

Net income (loss) ............................     $   113,749      $   (66,019)
                                                   -----------      -----------

Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities

  Depreciation and amortization ..............             441              531

Change in assets and liabilities Increase in:
    Mortgage notes and other
      receivables ............................      (1,034,292)            --
    Property held for sale ...................            --            (66,216)
    Accounts payable and accrued
      liabilities ............................            --             26,574
    Deposits on land sales ...................          75,000             --
  Decrease in:
    Mortgage notes and other
      receivables ............................            --             42,606
    Property held for sale ...................       1,807,375             --
    Other assets .............................          17,584           20,751
    Accounts payable and accrued
      liabilities ............................        (101,487)            --
    Estimated cost of development
      of land sold ...........................            --            (19,816)
                                                   -----------      -----------

Total adjustments ............................         764,621            4,430
                                                   -----------      -----------

Net cash flow provided by (used in)
  operating activities .......................     $   878,370      $   (61,589)
                                                   ===========      ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)




1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


2. Income tax:

         The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold) and estimates that Federal tax due, if any, on gross income for Federal tax purposes for the tax year ending December 31, 1998 will not be material. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


Note An extract from the Partnership's Annual Report filed with the Securities and Exchange Commission with respect to the fiscal year ended September 30, 1998 (the "Incorporated 1998 10K") containing Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference.

Results of Operations

         During the three month periods ended December 31, 1998 and 1997, the Partnership had net revenues totaling $2,514,254 and $489,037, respectively, and net income of $113,749. or $0.03 per unit and a net loss of ($66,019) or ($0.01 per unit), respectively.

         During the recent quarter, revenues derived principally from two sales aggregating 79 lots from phases 2 and 3 of the Crestwood Tract development (see item 2 of the Incorporated 1998 10-K). These lot sales aggregating $2,416,500 (of which $1,298,500 is represented by a non-interest-bearing promissory note due in two installments with a final payment on September 30, 1999. The Company recognized a profit of $597,482 on these transactions, of which $264,593 has been deferred until principal collections are received. In addition, $350,000 in gross sales was generated from the cash sale 7.7 acres of multi-family zoned land, as to which a profit of $168,793 was recognized. Since the Partnership's activities consisting principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $318,437 in the quarter ended December 31, 1998, compared with $126,909 in the corresponding quarter of 1997 primarily as the result of an increase in brokerage commissions on higher real estate sales. In 1997 no interest was charged to operations because Phases 2 and 3 of the Crestwood tract were under development; interest was charged in 1998 because all development work had been completed.

Liquidity and Capital Resources

         Although cash proceeds from collections on sales and receivables totaled $1,542,615, the Partnership expended cash of $136,512 for improvements to property held for sale and $516,094 for selling, general and administrative, property taxes and other expenses. After payment of closing costs, commissions and required reductions in bank debt of $20,000 per lot, the Partnership realized net proceeds of approximately $650,000.

Cash increased from $6,553 at September 30, 1998 to $222,723 at December 31, 1998. See Financial Information Statements of Cash Flows. The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Financial Information Statements of Cash Flows.

During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by land sales and contingent utility receipts described under "Utility Contingent Receivable," in
Item 2 the Incorporated 1998 10-K. Sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

The development and marketing status of the Partnership's properties is described under Item 2 of the Incorporated 1998 10-K. The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At December 31, 1998, the Partnership retained and was holding for sale (1) 20 residential lots and commercial property in the "Crestwood tract in the Village,
(2) multi-family zoned land in the Crestwood tract presently zoned for a remaining total of approximately 359 units, (as to which land zoned for 290 of such units is under contract) (3) a tract of 4.54 acres in the Village zoned for approximately 100 multi-family residential units (4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits , (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village.

Total net cash flow which might become available for distribution is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable" under Item 2 of the Incorporated 1998 10-K. As indicated under such caption, although the amount to be received by the Partnership in respect of 1998 represents a substantial increase from receipts in the two preceding years, it is nevertheless considered unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount of such payments prior to the expiration of the contingent payment term.

Environmental Matters

 There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997, and estimates that federal tax due, if any, on gross income for federal tax purposes for the tax year ending December 31, 1998 will not be material. See Note 2 to the Financial Statements included with this report.

                           PART II - OTHER INFORMATION


         (a)      Exhibits -

                  99- Copy of Items 1 and 2 from Annual Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1998.

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


                            ROYAL PALM BEACH COLONY,
                               LIMITED PARTNERSHIP


                                              By: Stein Management Company, Inc.
                                                  Managing General Partner

DATE: February 16, 1999                       By: /s/David Simpson
                                                  ----------------
                                                  David Simpson
                                                  President