Form 10-Q
period 1999-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1999-05-27
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1999

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

                        YES   [ X ]     NO [   ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                    Outstanding at March 31, 1999
           -----                    -----------------------------
Limited Partnership Units                  4,485,504 units

                                      INDEX




PART I.  Financial Information

          Balance sheets -
            March 31, 1999 and
            September 30, 1998

          Statements of operations -
            Three months and six months ended
            March 31, 1999 and 1998

          Statements of cash flows -
            Three months and six months ended
            March 31, 1999 and 1998

          Notes to financial statements

          Management's discussion and analysis
            of financial condition and results
            of operations


Part II.  Other information and signatures

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                                      March 31,      September 30,
                                                        1999             1998
                                                     ----------       ----------
                                                              (unaudited)

ASSETS

Cash                                                 $  301,726       $    6,553
Mortgage note and other receivables:
 Mortgage  note receivable, net of
  deferred profit of $264,593                         1,033,907             --
 Other receivables                                        1,189          439,825
Property held for sale                                2,491,131        4,279,599
Other assets                                             23,968           59,627
                                                     ----------       ----------

                                                     $3,851,921       $4,785,604
                                                     ==========       ==========



LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Mortgage notes payable, bank                       $  659,550       $1,321,750
  Accounts payable and other
    liabilities                                         655,657          917,795
  Deposit on land sales                                 125,000             --
                                                     ----------       ----------
                                                      1,440,207        2,239,545

Partners' equity:
  4,485,504 units authorized and
     outstanding                                      2,411,714        2,546,059
                                                     ----------       ----------

                                                     $3,851,921       $4,785,604
                                                     ==========       ==========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                     Three Months Ended            Six Months Ended
                                         March 31,                    March 31,
                                 --------------------------    --------------------------
                                     1999           1998           1999           1998
                                 -----------    -----------    -----------    -----------
Land Revenues:
  Gross sales of land            $      --      $   601,000    $ 2,766,500    $ 1,085,500
  Less profit deferred until
    principal collections are
    received                            --             --          264,593           --
                                 -----------    -----------    -----------    -----------
                                        --          601,000      2,501,907      1,085,500
Interest income                        4,232          3,237          5,544          6,119
Other income                            --           16,251         11,035         17,906
                                 -----------    -----------    -----------    -----------
                                       4,232        620,488      2,518,486      1,109,525
                                 -----------    -----------    -----------    -----------

Cost and expenses:
  Cost of sales                         --          493,415      2,000,225        871,134
  Selling, general and
    administrative expenses          182,251        186,954        500,688        313,863
  Interest                            14,817         23,335         38,803         23,335
  Depreciation and
    property taxes                    55,258         60,906        113,115        111,334
                                 -----------    -----------    -----------    -----------

      Total costs and expenses       252,326        764,610      2,652,831      1,319,666
                                 -----------    -----------    -----------    -----------

Net loss                         $  (248,094)   $  (144,122)   $  (134,345)   $  (210,141)
                                 ===========    ===========    ===========    ===========
Net loss per unit                $     (0.06)   $     (0.03)   $     (0.03)   $     (0.05)
                                 ===========    ===========    ===========    ===========

Weighted average number of
  units outstanding                4,485,504      4,485,504      4,485,504      4,485,504
                                 ===========    ===========    ===========    ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                   Three Months Ended            Six Months Ended
                                        March 31,                    March 31,
                                 -------------------------    --------------------------
                                     1999         1998            1999           1998
                                 -----------   -----------    -----------    -----------
Cash flows from operating
 activities:
   Cash was received from:
     Collections on sales
      and receivables            $    50,449   $   635,449    $ 1,593,064    $ 1,162,455
      Interest Income                  4,232         3,237          5,544          6,119
     Sale of utility system          438,572       228,660        438,572        228,660
     Other                              --          16,251         11,035         17,906
                                 -----------   -----------    -----------    -----------
                                     493,253       883,497      2,048,215      1,415,140
                                 -----------   -----------    -----------    -----------

   Cash was expended for:
     Selling, general and
      administrative, property
      taxes and other expenses       293,983       284,562        810,077        406,957
     Interest paid (net of
      amounts capitalized)            14,817        23,335         38,803         23,335
     Improvements to property
      held for sale                  105,450       333,466        241,962        804,303
                                 -----------   -----------    -----------    -----------
                                     414,250       641,363      1,090,842      1,234,595
                                 -----------   -----------    -----------    -----------

Net cash provided by
 operating activities                 79,003       242,134        957,373        180,545
                                 -----------   -----------    -----------    -----------


Cash flow from financing
 activities:
   Proceeds from mortgage
    notes payable, bank                 --         279,399         17,800        662,180
   Payments on mortgage
    payable,  bank                      --        (440,000)      (680,000)      (800,000)
                                 -----------   -----------    -----------    -----------


   Net cash (used in)
    financing activities                --        (160,601)      (662,200)      (137,820)
                                 -----------   -----------    -----------    -----------

Net increase in cash                  79,003        81,533        295,173         42,725
Cash, beginning of period            222,723         9,930          6,553         48,738
                                 -----------   -----------    -----------    -----------
Cash, end of period              $   301,726   $    91,463    $   301,726    $    91,463
                                 ===========   ===========    ===========    ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                    Three Months Ended            Six Months Ended
                                         March 31,                    March 31,
                                --------------------------    --------------------------
                                     1999         1998            1999         1998
                                -----------    -----------    -----------    -----------
Net loss                        $  (248,094)   $  (144,122)   $  (134,345)   $  (210,141)
                                -----------    -----------    -----------    -----------

Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:

   Depreciation and
    amortization                        246            531            687          1,062
   Change in assets and
    liabilities:

    Decrease in:
     Mortgage notes and
      other receivables             263,009        305,615
     Property held for sale         (18,907)       227,110      1,788,468        160,894
     Other assets                    17,388          1,457         34,972         22,208
     Accounts payable and
      accrued liabilities          (160,651)       (95,525)      (262,138)       (68,951)
     Estimated costs of
      development of land
      and property sold                --          (10,326)          --          (30,142)

    Increase in:
     Deposits on land sales          50,000           --          125,000           --
     Mortgage notes and other
      receivables                   439,021           --         (595,271)          --
                                -----------    -----------    -----------    -----------
Total adjustments                   327,097        386,256      1,091,718        390,686
                                -----------    -----------    -----------    -----------
Net cash flow provided by
  operating activities          $    79,003    $   242,134    $   957,373    $   180,545
                                ===========    ===========    ===========    ===========

                        See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 1999 AND 1998

1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


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

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                SIX MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


Note: An extract from the Partnership's Annual Report filed with the Securities and Exchange Commission with respect to the fiscal year ended September 30, 1998 (the "Incorporated 1998 10K") containing Items 1 and 2 thereof is annexed to this report as an Exhibit, is incorporated herein by reference, and is hereafter referred to as the "Incorporated 1998 10K."

Results of Operations

         During the six month periods ended March 31, 1999 and 1998, the Partnership had net revenues totaling $2,518,486 and $1,109,525 respectively, and net a net loss of ($134,345). or ($0.03) per unit and ($210,141) or ($0.05 per unit), respectively. However, reflecting the fact that there were no closings of real estate sales during the quarter ended March 31, 1999, the Partnership's net loss in such quarter was ($248,094) or ($0.06) per unit, compared with a net loss of ($144,122) or ($0.03) in the quarter ended March 31, 1998.

         During the recent six-month period, revenues derived principally from two sales aggregating 79 lots from phases 2 and 3 of the Crestwood Tract development (see item 2 of the Incorporated 1998 10-K). These lot sales aggregating $2,416,500, of which $1,298,500 is represented by a non-interest-bearing promissory note due in two installments with a final payment on September 30, 1999. The Partnership recognized a profit of $597,492 on these transactions, of which $264,593 has been deferred until principal collections are received. In addition, $350,000 in gross sales was generated from the cash sale 7.7 acres of multi-family zoned land, as to which a profit of $168,793 was recognized. The Partnership also received $125,000 in deposits and closing extension fees.

         Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from corresponding periods in different years is not considered meaningful.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $182,251 in the three months ended March 31, 1999, compared with $186,954 in the corresponding quarter of 1998 primarily as the result of an increase in brokerage commissions on higher real estate sales. Depreciation and property taxes have remained relatively constant over the past two years, although future property taxes are expected to decline reflecting substantial reductions in real estate inventory.

Liquidity and Capital Resources

Although cash proceeds from collections on sales and receivables totaled $1,593,064 during the six months ended March 31, 1999, the Partnership expended cash of $241,962 for improvements to property held for sale and $810,077 for selling, general and administrative, property taxes and other expenses. After payment of closing costs, commissions and required reductions in bank debt of $20,000 per lot, the Partnership realized net cash proceeds of approximately $650,000 from land sales during the six months ended March 31, 1999. There were no land sales in the quarter ended March 31, 1999.

Cash increased from $6,553 at September 30, 1998 to $222,723 at December 31, 1998. Cash further increased to $301,726, as of March 31, 1999, due primarily to a payment to the Partnership of $438,572 in connection with the sale by the Partnership's corporate predecessor of a utility plant servicing the Village of Royal Palm Beach. See "Utility Contingent Receivable," in Item 2 the Incorporated 1998 10-K.See Financial Information and Statements of Cash Flows. The Company also received $125,000 as consifderation for the extension of closing dates under previously executed real estate salse contracts.

The Partnership has entered into an Option Agreement, for nominal consideration, with the Nature Conservancy (on behalf of Palm Beach County) for the sale of a tract of approximately 483 acres located in Palm Beach County, as described in "Acreage in the Vicinity of the Village" in the Incorporated 1998 10-K. The option price, if exercised, would be aproximately $1,385,000, subject to adjustment if a survey determines that there are fewer than 483 acres in the tract. The exercise of the option can not be assured, and a number of conditions must be satisfied by the Partnership prior to such exercise. Accordingly there can be no assurance that this Option will ultimately result in cash proceeds to the Partnership.



Affect of Land Sales on Future Cash Flow

The development and marketing status of the Partnership's properties is described under Item 2 of the Incorporated 1998 10-K. The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At March 31, 1999, the Partnership retained and was holding for sale (1) 20 residential lots and commercial property in the "Crestwood tract in the Village,
(2) multi-family zoned land in the Crestwood tract presently zoned for a remaining total of approximately 359 units, (as to which land zoned for 290 of such units is under contract) (3) a tract of 4.54 acres in the Village zoned for approximately 100 multi-family residential units (4) 171 lots in the vicinity of the Village zoned for single family homes but presently the subject of litigation as to the availability of building permits , (5) a 470-acre tract in the vicinity of the Village, and (6) 12 acres in the vicinity of the Village being jointly developed with an unrelated party - see "Acreage in the Vicinity of the Village.

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

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Since the Partnership's tax basis for its real estate assets is significantly higher than its book basis, the Partnership did not incur any federal tax on gross income for the tax year ended December 31, 1998 and estimates that future tax year federal taxes will not be material. See Note 2 to the Financial Statements included with this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Partnership is not a party to any significant legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other matters

                  None

Item 6.  Exhibits and Reports on Form 8-k

          (a)  Exhibits -

               99 - (a) Option  Agreement between  Registrant as Seller and the Nature Conservancy dated March 1, 1999.

               99 - (b) Copy of Items 1 and 2 from Annual Report of the
                        Registrant on Form 10-K for the fiscal year ended September 30, 1998.

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ROYAL PALM BEACH COLONY,
                               LIMITED PARTNERSHIP


                                    By: Stein Management Partnership, Inc.
                                    Managing General Partner

DATE: May 11, 1999                  By:
                                        ------------------------
                                    President