Form 10-Q
period 1999-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 1999-08-13
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter and Nine Months Ended June 30 1999

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

           CLASS                    Outstanding at June 30, 1999
           -----                    -----------------------------
Limited Partnership Units                  4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP


                                      INDEX
                                      -----

                                                                 Page Number

PART I.   Financial information

                  Balance sheets -
                    June 30, 1999 and
                    September 30, 1998                                2

                  Statements of income -
                    Three months and nine months ended
                    June 30, 1999 and 1998                            3

                  Statements of cash flows -
                    Three months and nine months ended
                    June 30, 1999 and 1998                          4-5

                  Notes to financial statements                       6

                  Management's discussion and analysis
                  of financial condition                             7-8


Part II.  Other information and signatures                            9

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                     June 30,    September 30,
                                                      1999            1998

                                                   -----------   -------------
                                                          (unaudited)
                             ASSETS

Cash                                               $   411,962     $    6,553
Mortgage notes and other receivables:
  Mortgage receivable, net of
   deferred profit of $264,593                       1,033,907           -
  Other receivables                                      1,172        439,825
Property held for sale                               1,868,173      4,279,599
Other assets                                            61,616         59,627
                                                   -----------     ----------

                                                   $ 3,376,830     $4,785,604
                                                   ===========     ==========

                             LIABILITIES AND EQUITY

Liabilities:
  Mortgage payable, bank                           $      -        $1,321,750
  Accounts payable and accrued
    liabilities                                        245,061        917,795
  Deposit on land sales                                125,100           -
                                                   -----------     ----------
                                                       370,161      2,239,545
Partners' Equity:
  4,485,504 units authorized and outstanding         3,006,669      2,546,059
                                                   -----------     ----------

                                                   $ 3,376,830     $4,785,604
                                                   ===========     ==========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                   1999        1998        1999        1998
Land Revenues:
  Gross sales of land           $1,586,657  $ 617,880   $4,353,157  $1,703,380
  Less profit deferred until
    principal collections are
    received                          -          -         264,593        -
                                ----------  ---------   ----------  ----------
                                 1,586,657    617,880    4,088,564   1,703,380
Interest income                      6,239        702       11,783       6,821
Other income                           817        399          817      18,305
                                ----------  ---------   ----------  ----------
                                 1,593,713    618,981    4,101,164   1,728,506
                                ----------  ---------   ----------  ----------

Cost and expenses:
  Cost of sales                    662,145    499,621    2,651,335   1,370,755
  Selling, general and
    administrative expenses        299,106    185,998      799,794     499,861
  Interest                           7,748     31,282       46,551      54,617
Depreciation and
    property taxes                  29,758     70,094      142,873     181,428
                                 ---------  ---------   ----------  ----------
      Total costs and expenses     998,757    786,995    3,640,553   2,106,661
                                 ---------  ---------   ----------  ----------

Net income (loss)                $ 594,956  $(168,014)  $  460,611  $ (378,155)
                                 =========  =========   ==========  ==========

Net income (loss) per unit       $    0.13  $   (0.04)  $     0.10  $    (0.08)
                                 =========  =========   ==========  ==========

Weighted average number of
  units outstanding              4,485,504  4,485,504    4,485,504   4,485,504
                                 =========  =========   ==========  ==========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                               Three Months Ended          Nine Months Ended
                                    June 30,                    June 30,
                               1999         1998           1999        1998
                            -----------  ----------     ----------  ----------
Cash flows from operating activities:

  Cash was received from:
    Collections on sales
     and receivables      $   1,586,774  $  687,577     $3,179,838  $1,850,032
     Interest income              6,239         702         11,783       6,821
    Sale of utility system          -           -          438,572     228,660
    Other                           817         399            817      18,305
                            -----------  ----------     ----------  ----------
                              1,593,830     688,678      3,631,010   2,103,818
                            -----------  ----------     ----------  ----------
   Cash was expended for:
    Selling, administrative
      and property taxes        642,375     159,487      1,452,452     566,444
    Interest paid (net of
      amounts capitalized)        7,748      31,282         46,551      54,617
    Improvements to property    173,921      59,244        404,848     863,547
                             ----------  ----------     ----------  ----------
                                824,044     250,013      1,903,851   1,484,608
                             ----------  ----------     ----------  ----------
Net cash provided by
   operating activities         769,786     438,665      1,727,159     619,210
                             ----------  ----------     ----------  ----------

Cash flow from financing activities:
  Proceeds from mortgage
    notes payable: bank            -           -            17,800     662,180
  Payments on mortgage
    payable, bank              (659,550)   (500,000)    (1,339,550) (1,300,000)
                             ----------  ----------     ----------   ----------
     Net cash used in
      financing activities     (659,550)   (500,000)    (1,321,750)   (637,820)
                             ----------  ----------     ----------  ----------
Net increase (decrease)
 in cash                        110,236     (61,335)       405,409     (18,610)

Cash, beginning of period       301,726      91,463          6,553      48,738
                             ----------  ----------     ----------  ----------
Cash, end of period          $  411,962  $   30,128     $  411,962   $  30,128
                             ==========  ==========     ==========  ==========

See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                               Three Months Ended         Nine Months Ended
                                      June 30,                 June 30,
                                 1999         1998         1999         1998
                              ----------   ---------     ---------   -------
Net income (loss)             $  594,956   $(168,014)    $ 460,611   $(378,155)
                              ----------   ---------     ---------   ---------
Adjustments to  reconcile  net
  income (loss) to net cash
  provided by operating
  activities:

  Depreciation                       165         472           852       1,534
Change in assets and
  liabilities:

    Increase in:
      Mortgage notes and
        other receivables             17        -         (595,254)       -
      Other assets               (37,814)    (40,171)       (2,842)    (17,963)
      Accounts payable and
        accrued liabilities         -        151,481          -         82,530
      Deposits on land sales         100        -          125,100        -
    Decrease in:
      Mortgage notes and
        other receivables           -         69,697          -        375,312
    Property held for sale       622,958     425,200     2,411,426     586,094
      Accounts payable and
        accrued liabilities     (410,596)       -         (672,734)       -
      Estimated costs of
        development of land
        and property sold           -           -             -        (30,142)
                               ---------   ---------    ----------   ---------
Total Adjustments                174,830     606,679     1,266,548     997,365
                               ---------   ---------    ----------   ---------
Net cash flow provided by
  operating activities         $ 769,786   $ 438,665    $1,727,159   $ 619,210
                               =========   =========    ==========   =========

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998




1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


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

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

Note: An extract from the Partnership's Annual Report filed with the Securities and Exchange Commission with respect to the fiscal year ended September 30, 1998 (the "Incorporated 1998 10K") containing Items 1 and 2 thereof is annexed to this report as an Exhibit, is incorporated herein by reference, and is hereafter referred to as the "Incorporated 1998 10K."

     Results of Operations

     During the three month periods ended June 30, 1999 and 1998, the Partnership had net revenues totaling $1,593,713 and $618,981 respectively, and net income of $594,956, or $0.13 per unit and a net loss of ($168,014) or ($0.04 per unit), respectively. During the nine month periods ended June 30, 1999 and 1998, the Partnership had net revenues totaling $4,101,164 and $1,728,506 respectively, and net income of $460,611. or $0.10 per unit and a net loss of ($378,155) or ($0.08 per unit), respectively.

         During the recent three-month-month period, revenues derived principally from the sale of the final 20 lots to Lennar Homes of Florida, Inc. from the Crestwood Tract development pursuant to the contract described under
Item 2 - "Residential Lots within the Crestwood Tract" in the Incorporated 1998 10-K. In addition, $968,503 in gross sales was generated from the cash sale of the Partnership's entire interest in a 24 acre tract described in the last two paragraph of Item 2 of the Incorporated 10-K. The Partnership also received $25,000 as a deposit in respect of the extension of a closing date relating to a future sale, and $48,155 for the sale of nine undeveloped lots located in the vicinity of the Village of Royal Palm Beach.

         Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from corresponding periods in different years is not considered meaningful.

         During the recent fiscal quarter, a mortgage obligor defaulted under a non-recourse purchase money mortgage securing a remaining principal balance due of $1,298,500 secured by 45 residential lots in the Crestwood single family tract. The Partnership is negotiating the acceptance from such obligor of a deed in lieu of foreclosure, and is negotiating for the resale of the property. Management believes that a resale can be effected for an amount approximating the amount in default.

         Cost of Sales Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

         Selling, Administrative and Other Expenses Selling, general and administrative expenses were $299,106 in the three months ended June 30, 1999, compared with $185,998 in the corresponding quarter of 1998 primarily as the result of an increase in real estate sales. Depreciation and property taxes declined to $142,873 for the nine months ended June 30, 1999 from $181,428 in the corresponding period last year, and from $70,094 to $29,758 for the three months ended June 30, 1998 and 1999, respectively, in each case reflecting declining real estate inventory levels.

         Liquidity and Capital Resources

Cash proceeds from collections on sales and receivables totaled $3,179,838 during the nine months ended June 30, 1999 and $1,586,774 during the three-month period ended June 30, 1999. During the most recent quarter. after payment of closing costs, commissions and required reductions in bank debt of $20,000 per lot, the Partnership realized net cash proceeds of approximately $800,000 from land sales during such period. As a result of these events, the Partnership's debt under credit facilities with Union Bank of Florida (described under "Residential Lots within the Crestwood Tract" in Item 2 of the Incorporated 10-K) was fully paid in the recent three-month period, and cash balances increased from $6,553 at September 30, 1998 to $411,962 as of June 30, 1999.

         Affect of Land Sales on Future Cash Flow The development and marketing status of the Partnership's properties is described under Item 2 of the Incorporated 1998 10-K. The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At June 30, 1999, the Partnership retained and was holding for sale

         (1) a 50% interest in two acres of commercial property in the "Crestwood" tract in the Village under option for sale for a price which would generate gross proceeds to the Partnership based on a a formula anticipated to result in a price in the range of $500,000.

         (2) multi-family zoned land in the Crestwood tract presently zoned for a remaining total of approximately 359 units, (as to which land zoned for 290 of such units is under contract for a gross cash price of approximately $ 2,100,000 (and net proceeds of approximately $1,750,000 after costs of sale) with an anticipated closing date at the end of August, 1999)

         (3) a tract of 4.54 acres in the Village zoned for approximately 84 multi-family residential units

         (4) 162 lots in the vicinity of the Village zoned for residential use but presently the subject of litigation as to the availability of building permits, and

         (5) a 470-acre tract in the vicinity of the Village which is subject to an option in favor of Palm Beach County for approximately $1,370,000, which is scheduled to close on or about August 18, 1999.

         Total net cash flow which might become available for distribution is unpredictable due to continuing uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable" under Item 2 of the Incorporated 1998 10-K. As indicated under such caption, although the amount received by the Partnership in respect of 1998 represents a substantial increase from receipts in the two preceding years, it is nevertheless considered unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount of such payments prior to the expiration of the contingent payment term.

         Notwithstanding the foregoing, and in view of substantial anticipated cash collections from sales scheduled to close, the Board of Directors of the Managing Partner may consider a resumption of liquidating distributions in the near future. The amount of such distributions and their timing will be dependent on the actual occurrence of sale closings and could be delayed if such closings are delayed. The amount of distributions could also be affected by the timing of the possible resale of the 45 residential lots to be recovered by the Partnership by virtue of the defaulted mortgage discussed under "Results of Operations" above.

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


                               ROYAL PALM BEACH COLONY,
   m                            LIMITED PARTNERSHIP


                               By: Stein Management Company, Inc.
                               Managing General Partner

DATE: August 13, 1999          By:
                               ------------------------
                                    President


----