Form 10-K
period 1999-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2000-02-22
CIK 764606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                      Fiscal Year Ended September 30, 1999
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

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the limited partnership units held by non-affiliates of Registrant computed by reference to the last reported sale price of the Units over-the-counter on December 30, 1999 was approximately $1,600,000.

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

Results of Liquidation Activities

The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company. Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $77,878,215.

As of December 30, 1999, the Partnership had distributed an aggregate of $31,398,752, or $7.00 per Unit, to the general and limited partners, including $2,242,752, or $0.50 per Unit which was distributed in October 1999. See Item 5
- Market for the Registrant's Common Equity and Related Stockholder Matters "Prior Distributions." As of December 30, 1999, the Partnership's remaining assets consisted principally of:

         (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $250,000;

         (2) 45 residential lots in the Crestwood single family tract reacquired in 1999 as a result of the Partnership's acceptance of a deed in lieu offoreclosure, and currently under contract for sale (subject to certain contingencies) for gross proceeds of $1,316,250;

         (3) a tract of 4.54 acres in the Village zoned for approximately 84 multi-family residential units, currently under a contract of sale for gross proceeds of $350,000, the closing of which is subject to several contingencies;

         (4) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and

         (5) a tract of approximately 22 acres in the Crestwood multi-family tract currently under contract of sale for $1,870,000, the closing of which is subject to numerous contingencies.

Factors Affecting Future Operations and Distributions

The availability of cash for distribution in the future will depend upon a variety of factors not currently determinable.

Management has now substantially completed the development and sale of most of the Partnership's remaining land in Palm Beach County. After a number of years in which cash was not available for distribution as a result of the need to expend substantial sums to develop its properties in order to enhance ultimate sale values, a distribution of $2,242,752, or $0.50 per Unit, was made in October, 1999. See Item 2 - "Development and Sale of Residential Lots;" and Item 7 -- "Management Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources." Although additional portions of the Partnership's remaining properties are under contract of sale, and the Partnership expects to receive future collections of contingent receivables relating to a prior sale of a utility plant, it is currently uncertain when additional cash will become available for distribution. See Item 2 -- Properties, for a discussion of other sources of and anticipated timing of the receipt of revenue which will affect future distributions.

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

See Item 13 -- "Certain Relationships and Related Transactions."

Impact of General Economic Conditions

The development and sale of real estate occurs within a historically cyclical market, and is significantly influenced by general economic conditions. Sales of housing units and sales of tracts to builders are particularly affected by the costs and availability of mortgage financing and the rise and fall of interest rates in general.. If significant interest rate increases occur in the future, the real estate market could suffer as a result.

Personnel:

As of December 30, 1999, Stein Management Company, Inc. ("Steinco")the Managing General Partner, employed 1 person, who acts as an administrator of its books and records. The balance of the Partnership's affairs are carried out by independent brokers, contractors and other consultants under the direction of the Board of Directors of Steinco. See Item 10.

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

The Crestwood Tract

 Although the Partnership had previously sold nearly all of its land in the Village, it reacquired in 1992, through foreclosure of a defaulted purchase money mortgage, the 165 acre Crestwood Tract of undeveloped land in the Village. When reacquired, the Crestwood Tract was zoned and preliminary approval had been obtained for the development of 172 single-family homesites (the "Single Family Tract") and 625 multi-family units. The Crestwood Tract is bisected by a principal Village road and has access to all utilities, but was otherwise undeveloped with the exception of the existence of portions of a drainage system. Through December 30, 1999, all of the Crestwood Tract had been sold with the exception of the commercial land described below, and a tract intended for mutli-family residential construction described in item I
 (5)above. However, during 1999, a mortgage obligor defaulted under a non-recourse purchase money mortgage securing a remaining principal balance due of $1,298,500 secured by 45 residential lots in the Crestwood single family tract. The Partnership accepted a deed in lieu of foreclosure in respect of this property in October, 1999 and has contracted for its resale for gross proceeds of $1,316,250. This sale, which is subject to the satisfaction of certain conditions, is expected to close in February, 2000.
Commercial Land within the Crestwood Tract

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

The second phase consists of two additional parcels in the 14 acre portion rezoned as described above, which adjoin the shopping center site. As to such parcels, the Partnership has agreed to accord an option to the Purchaser to acquire the parcels, with the price to be paid dependent on the terms upon which the Purchaser leases or sells such parcels to an unaffiliated third party. In such event the Purchaser will pay to the Partnership, (i) in the event of a lease, a sum equal to the five times the average annual rental under the lease, and (ii) in the event of a sale, 50% of the net proceeds of the sale; provided that the Partnership is not required to accept less than $3.50 per square foot. The Partnership and the Purchaser have entered into a contract to sell an additional 1.6 acres adjoining the above-described 14 acre shopping center site for a gross purchase price to the Partnership of approximately $120,000. The purchaser is presently preparing to seek the appropriate approvals from the Village and anticipates approvals by June of 2000.

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

         Between 1995 and 1997, the Partnership completed the off-site and on-site improvements required for the development of the 198 lots in the Residential Tract. Through December 30, 1999, the Partnership had sold all of the 198 lots in the Residential Tract but had reacquired 45 such lots upon foreclosure in October,1 999.Such dispositions (including forfeited deposits and payments under such foreclosed mortgage) resulted in gross proceeds to the Partnership of approximately $5,855,000 and net cash proceeds of $1,016,000 after mandatory loan reduction and brokerage commissions and other closing costs. Of the foregoing, during the 1999 fiscal year only, the Partnership conveyed a total of 54 lots for aggregate gross proceeds of $1,688,000 and net cash proceeds, after mandatory loan reductions of $20,000 per lot and brokerage commissions and other closing costs, of $734,000.

         In August 1999 the Partnership sold a substantial part of the remainder of the multi-family zoned land (comprising approximately 26 acres) for $2,225,000 in gross proceeds, and approximately $1,886,000 in net proceeds after costs of sale. Previously, in November 1998, the Partnership sold 7.7 acres for net proceeds of $288,000.

Other Acreage Within the Village

In March, 1993 the Partnership reacquired a separate tract of 4.54 acres in the Village by accepting a deed in lieu of foreclosure on a mortgage with a principal balance of $300,000 (See Item 7 --"Foreclosure Transactions"). This parcel is bordered by a golf course and a principal Village road, is zoned for approximately 80 multi-family residential units and is being offered for sale in its present state without further development. This land is under a contract for sale for $350,000 and closing of this sale is expected in June of 2000, subject to numerous contingencies and conditions.

Utility Contingent Receivable

In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Predecessor company received $2,510,000 on closing, and was entitled to future payments to a maximum of $10,900,000 as future connections, measured by consumption increases, were made to the system over a period ending August, 2001. As of September 30, 1999, $4,623,000 had not been received. The Utility Contract also provided for contingent extension periods aggregating not more than three additional years to compensate for possible future governmental building moratoriums or water use restrictions. The Partnership's consultants have advised it that the term has been extended through 2003 as a result of water usage restrictions imposed by the South Florida Water Management District in 1990 and 1991 and moratorium actions taken by the Village of Royal Palm Beach in 1985 and 1986. The Utility Contract also calls for payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $314,000 was received through September,1999.

To date, the Partnership has received the following Utility Contract payments:

Fiscal Year Ended          Amount Received Based On
September 30               Consumption      Guaranteed Amounts
------------               -----------      ------------------
1984                       $ 919,000
1985                         830,000
1986                         637,000
1987                         859,000
1988                         240,000            $30,000
1989                         761,000             45,000
1990                              -0-            35,000
1991                         293,000             21,000
1992                         357,000             37,000
1993                         168,000             47,000
1994                          58,000             27,000
1995                         413,000             20,000
1996                         108,000             19,000
1997                         207,000             22,000
1998                         427,000             11,000
                             -------             ------
Total                     $6,277,000           $314,000

* The Partnership is also entitled to receive approximately $379,000 in January, 2000 in respect of 1999.

The Utility Contract with extensions management believes have already accumulated will expire in 2003, subject to extensions of up to one additional year. The ability of the Partnership to realize the maximum price is dependent upon the rate at which the population in the Village grows, and levels of water consumption which in turn depends upon economic, social and climatic factors which cannot be predicted. Historically, water consumption tends to increase based upon increases in population. During most of fiscal 1990, however, due to drought conditions existing in most Southern Florida, the South Florida Water Management District imposed mandatory water usage restrictions. The imposition of these restrictions resulted in a decrease in aggregate water consumption in the area from which the Partnership's receipts are projected while population was increasing. It is considered extremely unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the maximum remaining $4,623,000 in contingent payments under the Utility Contract prior to the expiration of the contingent payment term.

Acreage in the Vicinity of the Village

Substantially all of the property previously owned by the Predecessor Company in Palm Beach County outside of the Village limits, originally aggregating approximately 23,800 acres, was sold under the Predecessor Company's retail installment sales program, which terminated prior to the inception of the Partnership. The Partnership currently retains one tract in the vicinity of the Village.

The tract originally consisted of 208 one-acre lots located approximately eight miles northwest of the Village. These lots have been improved with graded unpaved access roads and drainage facilities. One lot from this tract was sold during 1996 for $12,000, 36 were sold in 1997 for $190,188, and 9 were sold in 1999 for $48,155, leaving a balance of 162 lots.

The timing of future sales of the land discussed above, the manner in which the land may be developed and therefore the ultimate realizable prices for this land are dependent upon a complex and interrelated number of factors arising out of governmental regulations concerning permissible land use.

All of such lots are subject to numerous governmental regulations under which new development may not be permitted unless adequate public facilities (such as roads and drainage) must be in place concurrently with the impacts of such development. The Indian Trail Improvement District (formerly known as the Indian Trail Water Control District) prepared a drainage plan which would result in an exemption for such lots from further compliance with such concurrency requirements and would allow the issuance of building permits for single-family residences on such lots. Such plan was opposed by other governmental agencies, however, and the Palm Beach County Health Department originally denied an application for septic tank permits, due to inadequate drainage.

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

The Partnership believes that should it eventually succeed in obtaining all the necessary permits for at least some of the lots, this would substantially increase the value of such lots and that the aggregate realizable value of all such lots will substantially exceed their book value of $561,374. Should the Partnership be unsuccessful in overturning the administrative denial of septic tank permits, the Partnership may elect to pursue other legal remedies, including a possible claim for "inverse condemnation." There can be no assurance that any such litigation would be successful.

Another tract, consisting of approximately 470 acres, and which contained a significant amount of wetlands, was sold in August, 1999 for approximately $1,350,000 to the Nature Conservancy on behalf of Palm Beach County. The aforesaid amount does not include approximately $345,600 of "mitigation credits" granted to the Partnership in connection which such transaction which increased the value of two other tracts of land held by the Partnership, one of which was sold in August of 1999.

Another tract in the vicinity of the Village the Partnership previously held a involved a disputed claim to approximately 24 acres of undeveloped land. This claim had not originally been accorded value on the Partnership's balance sheet and was considered to have little or no value. During 1994, in connection with the resolution of this claim with adjoining land owners, and in order to give value to such claim, the Partnership relinquished a portion of its claim, acquired five adjoining acres for $141,879, and executed a joint development agreement with one of such adjoining landowners relating to the Partnership's acreage and such landowner's acreage (comprising approximately 22 acres in the aggregate of which the Partnership now owns approximately 12 acres). The Partnership and the joint developer thereafter entered into an agreement to sell the entire combined parcel. After several closing extensions required in order to obtain various governmental agency approvals, this parcel was sold in April 1999 for gross proceeds of $968,000 and net cash proceeds after commissions and expenses of $833,000.

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

The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units in over-the-counter trading during the fiscal years ended September 30, 1998 and 1999. The Partnership's Units were held by approximately 325 holders of as of December 31, 1999. Based on its tax records, including beneficial owners, the Partnership believes that there were a total of approximately 359 unit holders as of such date.

Fiscal Year Ended: September 30, 1999

Quarter           High             Low
-------           ----             ---
First               27/32          23/32
Second              31/32          23/32
Third               31/32          23/32
Fourth            1 3/16           49/64

Fiscal Year Ended: September 30, 1998

Quarter           High             Low
-------           ----             ---
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

At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of taxable income and loss and distributions since inception, the capital account and tax basis attributable to each Unit which has remained in the hands of an original Unitholder has been reduced to $1.61 as of September 30, 1999. Each person acquiring a Unit after inception has a tax basis in such Unit equal to the net price paid therefor. Such basis is thereafter increased by such Unit's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made.

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

The Partnership has declared and paid the following liquidating distributions:

Payment Date               Amount Per Unit
------------               ---------------

April 15, 1986                $ .25
August 15, 1986                 .35
December 15, 1986               .40
January 15, 1988                .50
July 15, 1988                   .50
January 15, 1989                .50
July 17, 1989                  1.00
September 29, 1989              .75
March 30, 1990                  .75
July 31, 1990                   .50
August 30, 1991                 .50
December 15, 1991               .25
December 16, 1992               .25
October 27, 1999                .50
                              -----
                               7.00

Item 6. Selected Financial Data

The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:

                                                             Fiscal Years Ended September 30,
                                                  -----------------------------------------------------
                                                  1999        1998         1997         1996       1995
Selected Income
         Statement Data

Revenues                                         $8,412       2,170        3,107       $  397     $  497
Net income (loss)                                 3,107        (215)         391         (690)      (787)
Income (loss)
         per unit                                  0.69        (.05)         .09         (.15)      (.18)

Selected Balance
Sheet Data

Total assets                                     $5,936       4,786        5,228        5,486      5,425
Mortgage Notes Payable                             -0-        1,322        1,676        2,065      1,511
Partners' equity                                  5,652       2,546        2,761        2,370      3,060
Cash distributions
per unit                                            -0-         -0-          -0-          -0-        .25

Since the Partnership's sole business has been the disposition of its assets and the distribution of proceeds to its Unitholders, results in any period are not comparable with any other period and are not indicative of the results which may be anticipated in any future period. See Item 5 -- Prior Distributions (relating to prior returns of capital).

Item 7. Management's Discussion And Analysis Of Financial Condition And Results of Operations

During the fiscal year, the Partnership had gross revenues of $8,411,560 most of which of which resulted from land sales, as compared with $$2,170,116 in 1998 and $3,106,552 in 1997. Net income was $3,106,905 as compared with a loss of $214,676 in 1998 and net income of $390,844 in 1997.

The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Item 2. Cash increased from $ 6,553 at September 30, 1998 to $3,113,800 at September 30, 1999 as a result of the closing of material land sales. As of December 30, 1999 cash had decreased to $605,166 principally as a result of a distribution to Unitholders of $2,242,752 in October 1999. See Financial Information - Statements of Cash Flows.

During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by existing cash, additional land sales and contingent utility receipts described "Utility Contingent Receipts", below.

Effect of Land Sales on Future Cash Flow

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. Total net cash flow which might become available for distribution is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable" under Item 2 above. As indicated under such caption, it is considered unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount of such payments prior to the expiration of the contingent payment term.

Environmental Matters

 There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Results of Operations

                                        Fiscal Years Ended September 30
                                    ---------------------------------------
                                       1999            1998         1997
                                    ----------      ----------   ----------
Sales of land, net                  $8,000,000      $1,706,000   $2,874,000
Interest income                         29,000           7,000        5,000
Sale of utility system (a)             379,000         439,000      227,000
Other (b)                                3,000          18,000        1,000
                                    ----------      ----------   ----------

Total revenues                      $8,411,000      $2,170,00    $3,107,000
                                    ==========      ==========   ==========


(a) As discussed in Note 9 to the financial statements, income recognized on the sale of the utility system varies with water consumption and other factors.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $768,537 in 1997, and declined to $646,467 in 1998 primarily as the result of a decrease in brokerage commissions on lower real estate sales. In 1999, primarily due to increased sales commissions resulting from a material increase in sales, such expenses increased to 1,332,872.

Interest expense increased from $33,434 in 1997 to $89,147 in 1998, primarily because the Partnership had completed development activities in the residential lots in 1998 and therefor ceased the capitalization of interest expense. In 1999 interest cost decreased to $47,212 as the result of increased sales which enabled the Partnership to reduce its indebtedness to zero during the year.

Depreciation and Property Taxes

Property tax expense increased from 1997 to 1998 primarily because development activities were completed and such taxes could no longer be capitalized. Property tax expense decreased from 1998 to 1999 because of substantial sales of the Partnership's properties.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include federal tax of $70,000 and zero dollars for the years ended September 30, 1999 and 1998, respectively. See Note 7 to the Financial Statements included with this report.

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

------------------------------------- ----------------------------------- -------------------------------------------
Name and Age                          Present Position With the           Other Positions
                                      Registrant                          With the Registrant
------------------------------------- ----------------------------------- -------------------------------------------
Irving Cowan 67                       President of Steinco                Private Investor

David B. Simpson 61                   Vice President and Director of      Attorney currently in private practice
                                      Steinco                             and counsel to the Partnership

Jack Friedland    74                  Member of Friedco,LLC (1)           Private Investor

Leonard Friedland 75                  Member of Friedco,LLC (1)           Private Investor

Herbert Tobin     59                  Director of Steinco                 Private Investor
                                      Director, Secretary
                                      And Treasurer(*)of
                                      Steinco

Marjorie Cowan    59                  Member of Friedco,LLC (1)           Private Investor

Harold Friedland 69                   Member of Friedco                   Private Investor

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partners of the Partnership, and persons who own more than ten percent of the Partnership's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and greater than ten-percent Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. No such forms were furnished to the Partnership during fiscal 1997. Based solely on the foregoing the Partnership believes that during fiscal 1999, no purchases or sales of units were made requiring compliance with applicable
Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth as of December 30, 1999  information  concerning
(i) all persons who are known to the Registrant to be the beneficial owner of more than 5% of the Units and (ii) the beneficial ownership of Units of directors and officers of each General Partner of the Registrant.

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

(2) Does not include 2,500 units owned Jack Friedland's wife. | (3) Does not include 2,500 units owned by Leonard Friedland's ex-wife.

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

Indian Trail Improvement District

Randy Rieger was elected on an interim basis as a Vice President and Chief Operating Officer of Stein Management Company, Inc., the Partnership's managing general partner, in September 1995, shortly following the death of the company's then-principal operating offcer. Mr. Rieger had been active as a real estate broker, directly and through affiliated companies, in the south Florida real estate market for many years.

Prior to his election in 1995, Mr. Rieger had been serving as a consultant to the Partnership under an arrangement pursuant to which he was paid consulting fees, and additional amounts applicable to future brokerage commissions were being paid to RTL Realty Corp. (50% owned by Mr. Rieger) which had been engaged as the Partnership's exclusive broker in respect to a substantial portion of its real estate assets. Under such prior arrangement, RTL Realty Corp. has received substantial brokerage commissions in connection with the Partnership's real estate sales. See Item 2 Properties -- "The Village of Royal Palm Beach." Mr. Rieger resigned following the election of new officers on February 14, 1996; however, Mr. Rieger has continued to serve the Partnership as a consultant under a consulting and brokerage agreement with Mr. Rieger and RTL Realty Corp, dated May 23, 1996, which was originally scheduled to expire on December 31, 1996 was extended through December 31, 1998 and has been continued since such date on an at will basis (the "RTL Agreement"). Under the RTL Agreement, RTL receives $6,000 per month in consideration of Mr. Rieger's services to the Partnership, in addition to brokerage on sales of the Partnership's properties at a varying schedule of rates and reimbursement of approved expenses. The Partnership also reimburses RTL for certain expenses, including office expenses, at the rate of $2,500 per month. RTL may earn additional commissions on other transactions on a negotiated basis.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

1.       Financial Statements:
2.       Independent Auditor's Report

Royal Palm Beach Colony, Limited Partnership Financial Statements:

Balance sheets as of September 30, 1999 and 1998.

Statements of income for the years ended September 30, 1999,1998, and 1997.

Statements of partners' equity for the years ended September 30, 1999, 1998, and 1997.

Statements of cash flows for the years ended September 30, 1999,1998, and 1997.

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

4(m) Agreement for Purchase and Sale between the Registrant and TCR SFA Apartments, Inc. dated March 18, 1998 and First and Second Amendments thereto dated in June and December of 1998, respectively, relating to the sale of approximately 21.8 acres in the Crestwood Tract, Filed as Exhibit 4(m) to the Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference.

4(n) Contract dated in October, 1999 between Registrant and Certex Homes relating to the the sale of approximately 20.82 acres of land in the Village of Royal Palm Beach.

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

ROYAL PALM BEACH COLONY,
LIMITED PARTNERSHIP
By: Stein Management Company, Inc.
    Managing General Partner

By: /s/ David B. Simpson
    --------------------
    David B. Simpson,
    Vice President

Date: February 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                              Title
----                                              -----

/s/David B. Simpson
-------------------
David B. Simpson                                  Director, Vice President,
                                                  Stein Management Company, Inc.

/s/Herbert Tobin
----------------
Herbert Tobin                                     Director, Stein Management
                                                  Company, Inc.

/s/Irving Cowan
----------------
Irving Cowan                                      Director, President,
                                                  Stein Management Company, Inc.

Dated:

February 15, 2000

                            ROYAL PALM BEACH COLONY,

                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                            ROYAL PALM BEACH COLONY,

                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997





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

              Notes to financial statements

            Schedule X - Supplemental Income Statement Information

                          Independent Auditors' Report


Partners
Royal Palm Beach Colony, Limited Partnership
Hollywood, Florida

We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 1999, and 1998, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards._ Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements._ An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14(a)3 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


LEFCOURT, BILLIG, TIKTIN & YESNER, P.A.
Coral Gables, Florida

November 17, 1999

                             ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                     SEPTEMBER 30, 1999 AND 1998



                                                                          1999               1998
                                                                    --------------     --------------
                  ASSETS

Cash                                                                $    3,113,800     $        6,553
Utility and other receivables (Note 2)                                     401,972            439,825
Property held for sale (Notes 3 and 5)                                   2,379,916          4,279,599
Other assets (Note 4)                                                       40,621             59,627
                                                                    --------------     --------------
                                                                    $    5,936,309     $    4,785,604
                                                                    ==============     ==============



    LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Mortgage notes payable, bank (Note 5)                                   --         $    1,321,750
    Accounts payable and other liabilities (Note 6)                 $      283,345            917,795
                                                                    --------------     --------------
Subsequent events (Notes 3 and 12)                                         283,345          2,239,545

Partners' equity:
    4,485,504 units authorized and outstanding                           5,652,964          2,546,059
                                                                    --------------     --------------
                                                                    $    5,936,309     $    4,785,604
                                                                    ==============     ==============

See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                 Years ended September 30,
                                          ----------------------------------------
                                             1999           1998           1997
                                          -----------   -----------    -----------
Revenues (Note 11)                        $ 8,411,560   $ 2,170,116    $ 3,106,552
                                          -----------   -----------    -----------

Costs and expenses:
    Cost of sales                           3,729,906     1,394,684      1,747,627
    Selling, general and administrative
      expenses (Notes 7 and 8)              1,332,872       646,467        768,537
    Interest (Note 5)                          47,212        89,147         33,434
    Depreciation and property taxes           194,665       254,494        166,110
                                          -----------   -----------    -----------

                                            5,304,655     2,384,792      2,715,708
                                          -----------   -----------    -----------

Net income (loss)                         $ 3,106,905   ($  214,676)   $   390,844
                                          ===========   ===========    ===========

Net income (loss) per unit                $      0.69   ($     0.05)   $      0.09
                                          ===========   ===========    ===========

Weighted average number of units
    outstanding                             4,485,504     4,485,504      4,485,504
                                          ===========   ===========    ===========


See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY



                                 Partnership         General           Limited           Total
                                    Units            Partners          Partners          Equity
                                 -----------       -----------       -----------       -----------
Balance, September 30, 1996        4,485,504       $   118,351       $ 2,251,540       $ 2,369,891


Net income                                               8,286           382,558           390,844
                                 -----------       -----------       -----------       -----------

Balance, September 30, 1997        4,485,504           126,637         2,634,098         2,760,735


Net loss                                                (4,551)         (210,125)         (214,676)
                                 -----------       -----------       -----------       -----------

Balance, September 30, 1998        4,485,504           122,086         2,423,973         2,546,059


Net income                                              65,866         3,041,039         3,106,905
                                 -----------       -----------       -----------       -----------

Balance, September 30, 1999        4,485,504       $   187,952       $ 5,465,012       $ 5,652,964
                                 ===========       ===========       ===========       ===========


See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                        Years ended September 30,
                                                -----------------------------------------
                                                    1999          1998            1997
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Cash received:
    Collections on land sales and receivables   $ 6,612,133    $ 1,852,861    $ 2,730,995
    Interest income                                  18,384          7,018          1,154
    Sale of utility system                          438,572        228,661        127,393
    Other cash received                                 817         18,304          1,000
                                                -----------    -----------    -----------
                                                  7,069,906      2,106,844      2,860,542
                                                -----------    -----------    -----------

Cash expended:
  Selling, general and administrative,
    property taxes and other expenses             2,169,094        654,811      1,274,637
  Interest paid (net of amounts capitalized)         47,212         89,147         33,434
  Improvements to property held for sale            421,531      1,050,849      1,156,495
                                                -----------    -----------    -----------
                                                  2,637,837      1,794,807      2,464,566
                                                -----------    -----------    -----------

Net cash provided by operating activities         4,432,069        312,037        395,976
                                                -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                 (3,072)
                                                -----------
Cash flows from financing activities:
  Proceeds from mortgage notes payable:
    Bank                                             17,800        945,778      1,043,560
  Payments on mortgage payable:
    Bank                                         (1,339,550)    (1,300,000)      (580,000)
    General partner                                                              (527,249)
    Other                                                                        (325,000)
                                                -----------    -----------    -----------
Net cash used in financing activities            (1,321,750)      (354,222)      (388,689)
                                                -----------    -----------    -----------

Net increase (decrease) in cash                   3,107,247        (42,185)         7,287

Cash at beginning of year                             6,553         48,738         41,451
                                                -----------    -----------    -----------

Cash at end of year                             $ 3,113,800    $     6,553    $    48,738
                                                ===========    ===========    ===========

                                   (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)






                                                                     Years ended September 30,
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
Reconciliation of net income (loss) to net cash provided by
  operating activities:

  Net income (loss)                                           $ 3,106,905    $  (214,676)   $   390,844
                                                              -----------    -----------    -----------
  Adjustments to reconcile net income
    to net cash provided by
      operating activities

      Depreciation and amortization                                 1,302          1,975          2,754

  Change in assets and liabilities Increase in:
      Mortgage notes, utility and other receivables                              (63,272)      (243,235)
      Other assets                                                                               (4,322)
      Accounts payable and accrued liabilities                                   156,470
      Estimated cost of development of land sold                                                 16,000
    Decrease in:
      Utility and other receivables                                37,853
      Property held for sale                                    1,899,683        460,340        510,049
      Other assets                                                 20,776          1,342
      Accounts payable and accrued liabilities                   (634,450)                     (276,114)
      Estimated cost of development of land sold                                 (30,142)
                                                              -----------    -----------    -----------
  Total adjustments                                             1,325,164        526,713          5,132
                                                              -----------    -----------    -----------

  Net cash provided by operating activities                   $ 4,432,069    $   312,037    $   395,976
                                                              ===========    ===========    ===========


See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


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

     Sale of Utility System:
          The Partnership recognizes profit on the 1983 sale of a utility system in the years in which increases in consumption generate amounts due to the Partnership. (See Note 9).

     Cash:
          The Partnership considers all highly liquid debt investments with maturities of three months or less when purchased to be cash equivalents.




                                  (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

1.   Organization and summary of significant accounting policies (continued):

     Property held for sale:
          Property held for sale is stated at the lower of cost or estimated net realizable value. The cost of property held for sale includes the original purchase price, cost of land development and development period real estate taxes and interest.

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

     Reclassifications:
          Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.   Utility and other receivables:

                                                        September 30,
                                                    --------------------
                                                      1999        1998
                                                    --------    --------
     Utility receivable (Note 9)                    $379,363    $438,572
     Accrued interest receivable                      10,522
     Other                                            12,087       1,253
                                                    --------    --------
                                                    $401,972    $439,825
                                                    ========    ========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

3.   Property held for sale:

     Included in property held for sale at September 30, 1999 is the net carrying value, $1,033,907, of a mortgage note receivable in default which is considered to be an in-substance foreclosure. The mortgage note receivable was received in connection with an October 26, 1998 sale. In October 1999 the underlying property on this mortgage note receivable was reacquired by acceptance of a deed in lieu of foreclosure.

     In connection with an August 18, 1999 sale of land, the Partnership received mitigation credits which increased the value of two other tracts of land, one of which was sold on August 27, 1999 and the other tract remains in property held for sale at September 30, 1999. The value of the mitigation credits received ($345,600) was included in net sales of land and allocated to the cost of properties which were benefited.


4.   Other assets:

     Other assets consist of the following:


                                                         September 30,
                                                      ------------------
                                                        1999       1998
                                                      -------    -------
     Furniture and equipment,
       net of accumulated depreciation                $ 3,131    $ 1,361

     Prepaid expenses                                  37,490     58,266
                                                      -------    -------

                                                      $40,621    $59,627
                                                      =======    =======

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


5.   Mortgage notes payable, bank:

     Mortgage notes payable, bank consist of the following:

                                                                                             September 30,
                                                                                     ----------------------------
                                                                                        1999              1998
                                                                                     ----------        ----------
     Mortgage notes payable, bank:

          On July  15,  1998,  the  Partnership  combined  certain  construction development loans under a $2,925,000 Consolidation Promissory Note, at
          1% over the prime rate (for an  effective  rate of 9.50% at  September
          30,  1998.)  Property  held  for  sale  with a cost  of  approximately
          $2,259,000 was  collateral for this loan and the loan below.  The loan
          was fully repaid at September 30, 1999.                                    $        0        $1,028,598

          On September 2, 1997, the  Partnership  entered in to a Future Advance for  Working  Capital  Loan in the amount of  $300,000  at 1% over the prime rate (for an effective rate of 9.50% at September 30, 1998). The
          loan was fully repaid at September 30, 1999.                                        0           293,152
                                                                                     ----------        ----------
                                                                                     $        0        $1,321,750
                                                                                     ==========        ==========


     Interest is capitalized for property being developed as follows:

                                                          September 30,
                                                  ------------------------------
                                                    1999      1998        1997
                                                  -------   --------    --------
     Capitalized                                            $ 61,212    $191,893

     Charged to operations                        $47,212     89,147      33,434
                                                  -------   --------    --------
     Total interest incurred                      $47,212   $150,359    $225,327
                                                  =======   ========    ========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

6.   Accounts payable and other liabilities:

     Accounts payable and other liabilities consist of the following:

                                                              September 30,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
     Accounts payable                                     $100,874    $671,594
     Accrued liabilities:
       Current property taxes                               96,934     205,690
       Other                                                85,537      40,511
                                                          --------    --------
                                                          $283,345    $917,795
                                                          ========    ========

     Property taxes related to 1994, 1995, 1996 and 1997 in the amount of $329,160 were delinquent at September 30, 1998 and were included in accounts payable. The delinquent taxes were paid during the year ended September 30, 1999.

7.   Income taxes:

     The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include Federal tax of $70,000 and $0 for the years ended September 30, 1999 and 1998, respectively.

     The partners are required to include in their income tax returns their share of the Partnership's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The Partnership is on a calendar year end for income tax purposes.

                                   (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



7.   Income taxes (continued):

     The following analysis summarizes the major differences between the financial reporting and income tax basis of the partner's equity account at September 30, 1999.

     Partners' equity, financial reporting basis                      $5,652,964
       Add item recorded for tax purposes only:
         Step-up in basis of property                  $17,000,000
       Less: Cost of sales - step-up adjusted
         for unamortized additional capitalized
         inventory costs and any adjustments as
         a result of repossessions.                     15,450,817
                                                       -----------
                                                         1,549,183

       Add items not presently deductible for tax
         purposes                                           40,109     1,589,292
                                                       -----------    ----------
       Partners' equity, income tax basis                             $7,242,256
                                                                      ==========


8.   Lease information:

     The Partnership occupies its office facility in a building owned by an entity related by common ownership. The Partnership does not pay any rent at this office facility. Other long-term operating leases on real and personal property are not considered material.

9.   Other transactions:

     A subsidiary of the Company, Royal Palm Beach Utilities Company ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by Utilities as future connections (as measured by increase in consumption) are added to the system, over a period which is expected to be extended from August, 2001 through 2003. Should consumption not increase sufficiently, the Partnership would not receive the full sale amount._


                                   (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



9.   Other transactions (continued):

     The maximum proceeds to Utilities approximates $13,410,000, of which, under the terms of the sale, approximately $4,623,000 had not yet been received as of September 30, 1999. In addition, the Partnership had the right to receive up to $500,000, of which $314,572 has already been received, as the Village collects guaranteed revenues from developers._ Since future increases in consumption and payment of guaranteed revenues cannot be assured and, therefore, the extent of future payments to the Partnership is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership._ Revenues related to the sale of utility system of $379,363, $438,572, and $227,053 were recognized for fiscal years 1999, 1998 and 1997, respectively.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



10.  Comparative quarterly financial information (unaudited):

                                              First              Second             Third             Fourth
                                              quarter            quarter           quarter            quarter            Full year
                                            -----------        -----------        -----------        -----------        -----------
1999:
Revenues:                                   $ 2,514,254        $     4,232        $ 1,593,713        $ 4,299,361        $ 8,411,560
Cost and expenses                             2,400,505            252,326            998,757          1,653,067          5,304,655
                                            -----------        -----------        -----------        -----------        -----------

Net income (loss)                           $   113,749        $  (248,094)       $   594,956        $ 2,646,294        $ 3,106,905
                                            ===========        ===========        ===========        ===========        ===========

Net (income) loss per unit                  $      0.03        $     (0.06)       $      0.13        $      0.59        $      0.69
                                            ===========        ===========        ===========        ===========        ===========


1998:
Revenues:                                   $   489,037        $   620,488        $   618,981        $   441,610        $ 2,170,116
Cost and expenses                               555,056            764,610            786,995            278,131          2,384,792
                                            -----------        -----------        -----------        -----------        -----------

Net income (loss)                           $   (66,019)       $  (144,122)       $  (168,014)       $   163,479        $  (214,676)
                                            ===========        ===========        ===========        ===========        ===========

Net income (loss) per unit                  $     (0.01)       $     (0.03)       $     (0.04)       $      0.03        $     (0.05)
                                            ===========        ===========        ===========        ===========        ===========



1997:
Revenues:                                   $   320,619        $ 1,659,912        $   327,224        $   798,797        $ 3,106,552
Cost and expenses                               291,774          1,146,565            459,632            817,737          2,715,708
                                            -----------        -----------        -----------        -----------        -----------

Net income (loss)                           $    28,845        $   513,347        $  (132,408)       $   (18,940)       $   390,844
                                            ===========        ===========        ===========        ===========        ===========

Net income (loss) per unit                  $      0.01        $      0.11        $     (0.03)       $     (0.00)       $      0.09
                                            ===========        ===========        ===========        ===========        ===========

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


11.  Revenues:

     Revenues consist of the following:

                                                    Years ended September 30,
                                       ------------------------------------------------
                                           1999             1998               1997
                                       -------------    -------------     -------------
Net sales of land                      $   7,999,974    $   1,706,222     $   2,873,445
Interest income                               28,906            7,018             5,054
Sale of utility system (Note 9)              379,363          438,572           227,053
     Other                                     3,317           18,304             1,000
                                       -------------    -------------     -------------
                                       $   8,411,560    $   2,170,116     $   3,106,552
                                       =============    =============     =============

12.  Subsequent event:

     On October 27, 1999 the Partnership distributed $2,242,752 ($.50 per unit) to unitholders of record as of October 12, 1999.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997




                                                       September 30,
                                            ----------------------------------
                                              1999         1998         1997
                                            --------     --------     --------

1. Maintenance and repairs                  $  1,921     $      0     $    580
                                            ========     ========     ========

2. Taxes, other than payroll
     and income taxes                       $265,113     $254,791     $166,837
                                            ========     ========     ========

3. Advertising                              $  3,000     $      0     $    168
                                            ========     ========     ========