Form 10-Q
period 1999-12-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2000-03-03
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter and Nine Months Ended December 31, 1999

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

           CLASS                  Outstanding at December 31, 1999
           -----                  --------------------------------
 Limited Partnership Units                 4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                      INDEX


                                                                     Page Number

PART I.   Financial information

                  Balance sheets -
                    December 31, 1999 and
                    September 30, 1999.....................................3

                  Statements of operations -
                    Three months ended
                    December 31, 1999 and 1998.............................4

                  Statements of cash flows -
                    Three months ended
                    December 31, 1999 and 1998............................5-6

                    Notes to financial statements..........................7

                    Management's discussion and analysis
                    of financial condition and results
                    of operations.........................................8-10


Part II.  Other information and signatures............................... .11

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                      December 31,      September 30,
                                          1999              1999
                                      ------------      -------------
                                   (unaudited)


         ASSETS
Cash                                   $  605,166        $3,113,800
Other receivables                         391,901           401,972
Property held for sale                  2,421,388         2,379,916
Other assets                               44,572            40,621
                                       ----------        ----------

                                       $3,463,027        $5,936,309
                                       ==========        ==========


         LIABILITIES AND EQUITY


Liabilities:
   Accounts payable and
    other liabilities                  $  174,342        $  283,345
                                       ----------        ----------

                                          174,342           283,345


Partners' equity:
   4,485,504 units authorized
    and outstanding                     3,288,685         5,652,964
                                       ----------        ----------

                                       $3,463,027        $5,936,309
                                       ==========        ==========

                                       -3-

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                 1999           1998

Net land sales                                              $2,501,907
Interest income                               $  15,311          1,312
Other income                                        440         11,035
                                              ---------     ----------
                                                 15,751      2,514,254


Cost and expenses:

  Cost of sales                                              2,000,225
  Selling, general and
    administrative expenses                     103,792        318,437
  Interest                                          496         23,986
   Depreciation and
    property taxes                               32,990         57,857
                                              ---------     ----------

      Total costs and expenses                  137,278      2,400,505
                                              ---------     ----------

Net income (loss)                             $(121,527)    $  113,749
                                              =========     ==========

Net income (loss) per unit                    $   (0.03)    $     0.03
                                              =========     ==========

Weighted average number of
  units outstanding                           4,485,504      4,485,504
                                              =========     ==========

                        See notes to financial statements
                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                1999                1998
                                                ----                ----
Cash flows from operating activities:
  Cash was received from:
    Collections on sales
     and receivables                                            $ 1,542,615
     Interest income                        $    25,833               1,312
    Other cash received                             440              11,035
                                            -----------         -----------
                                                 26,273           1,554,962

  Cash was expended for:
    Selling, general and
     administrative, property
     taxes and other expenses                   184,601             516,094
    Interest paid                                   496              23,986
    Improvements to property
     held for sale                               97,876             136,512
                                            -----------         -----------
                                                282,973             676,592

Net cash provided by (used
  in) operating activities                     (256,700)            878,370
                                            -----------         -----------

Cash flow from investing activities:
    Purchase of property
     and equipment                               (9,182)               --
                                            -----------         -----------
Net cash (used in) investing
 activities                                      (9,182)               --
                                            -----------         -----------
Cash flow from financing
 activities:
  Proceeds from mortgage
    notes payable: Bank                            --                17,800
  Payments on mortgage
    payable: Bank                                  --              (680,000)
  Partner distributions                      (2,242,752)               --
                                            -----------         -----------

  Net cash (used in) financing
    activities                               (2,242,752)
                                                                -----------
                                                                   (662,200)
Net increase (decrease) in cash              (2,508,634)            216,170

Cash at beginning of year                     3,113,800               6,553
                                            -----------         -----------

Cash, end of period                         $   605,166         $   222,723
                                            ===========         ===========

                                   (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES
                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                              1999            1998
                                              ----            ----
Reconciliation  of net income  (loss)
to cash  provided  by (used in)
operating activities:

Net income (loss)                        $(121,527)        $   113,749
                                         ---------         -----------
Adjustments  to  reconcile  net
  income (loss) to net cash  used
  in operating activities:

  Depreciation and amortization                679                 441

Change in assets and
  liabilities:

    Increase in:
      Mortgage notes and
        other receivables                     --            (1,034,292)
      Property held for sale               (41,472)               --
      Accounts payable and
        accrued liabilities                   --                  --
      Deposits on land sales                  --                75,000
    Decrease in:
      Mortgage notes and
        other receivables                   10,071                --
      Property held for sale                  --             1,807,375
      Other assets                           4,552              17,584
      Accounts payable and
        accrued liabilities               (109,003)           (101,487)
                                         ---------         -----------

Total Adjustments                         (135,173)            764,621
                                         ---------         -----------

Net cash flow provided by
  (used in) operating activities         $(256,700)        $   878,370
                                         =========         ===========

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998


1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.


2. Income tax:

         The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold) and estimates that Federal tax due, if any, on gross income for Federal tax purposes for the tax year ending December 31, 1999 will be approximately $70,000. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


Note An extract from the Partnership's Annual Report filed with the Securities and Exchange Commission with respect to the fiscal year ended September 30, 1999 (the "Incorporated 1999 10K") containing Items 1 and 2 thereof is annexed to this report as an Exhibit and is incorporated herein by reference.

Results of Operations

NOTE: Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

         During the three month periods ended December 31, 1999 and 1998, the Partnership had net revenues totaling $15,751 and $2,514,254, respectively, and a net loss of ($121,527), or $(0.03) per unit and net income of $113,749. or $0.03 per unit, respectively.

         During the recent quarter, the Partnership did not effect any sales of its remaining real estate and its only revenues were derived primarily from interest payments on a certificate of deposit held.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above. There were no sales, and thus no costs of sale in the quarter ended December 31, 1999 and $2,000,225 in costs of sales in the corresponding quarter of 1998 reflecting substantial sales during the latter period.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $103,792 in the quarter ended December 31, 1999, compared with $318,437 in the corresponding quarter of 1998 primarily as the result of an higher brokerage commissions on higher real estate sales. In 1999 only $496 in interest was charged to operations because all indebtedness had been paid off; interest of $23,986 was charged in the corresponding quarter of 1998 in respect of loans outstanding during the quarter.

Liquidity and Capital Resources

Cash decreased from $3,113,800 at September 30, 1999 to $605,166 at December 31, 1999. See Financial Information - Statements of Cash Flows. The principal reason for this decline was the payment in October 1999 of a cash distribution to unit holders aggregating $ 2,242,752. The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Financial Information - Statements of Cash Flows.

During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by land sales and contingent utility receipts described under "Utility Contingent Receivable" in
Item 2 the Incorporated 1999 10-K. Sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

The development and marketing status of the Partnership's properties is described under Item 2 of the Incorporated 1999 10-K.The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At December 31, 1999, the Partnership retained and was holding for sale (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $250,000; (2) 45 residential lots in the Crestwood single family tract reacquired in 1999 as a result of the Partnership's acceptance of a deed in lieu of foreclosure, and currently under contract for sale (subject to certain contingencies) for gross proceeds of $1,316,250; (3) a tract of 4.54 acres in the Village zoned for approximately 84 multi-family residential units, currently under a contract of sale for gross proceeds of $350,000, the closing of which is subject to several contingencies; (4) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and (5) a tract of approximately 22 acres in the Crestwood multi-family tract current under contract of sale for $1,870,000, the closing of which is subject to numerous contingencies.

The partnership has declared aggregate distributions of $7.00 per unit since inception through December 31, 1999. An aggregate of $6.50 per unit had been distributed through December 16, 1992, and no further distributions were declared until October 27, 1999, when a distribution of fifty cents ($0.50) per unit was declared. On February 17, 2000 an additional distribution of twenty-five cents ($0.25) per unit was declared. Total net cash flow which might become available for additional distributions is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utilities Contingent Receivable" under Item 2 of the Incorporated 1999 10-K. As indicated under such caption, it is considered extremely unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the maximum remaining $4,623,000 in contingent payments under the Utilities Contingent Receivable prior to the expiration of the contingent payment term.

Environmental Matters

 There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. No provision for federal income tax has been made for the three months ended December 31, 1999 and 1998.

                           PART II - OTHER INFORMATION


         (a)      Exhibits -

                  99- Copy of Items 1 and 2 from Annual Report of the Registrant on Form 10-K for the fiscal year ended September 30, 1999.

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ROYAL PALM BEACH COLONY,

                                 LIMITED PARTNERSHIP


                               By: Stein Management Company, Inc.
                               Managing General Partner

DATE: February  29, 2000       By: /s/Irving Cowan
                               ------------------------
                                   Irving Cowan
                                   President