Form 10-Q
period 2000-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2000-06-05
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter and Six Months Ended March 31, 2000

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

                                YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                  Outstanding at March 31, 2000
           -----                  --------------------------------
 Limited Partnership Units                 4,485,504 units

                                      INDEX


                                                                   Page Number
PART I.  Financial Information

                                Balance sheets -
                               March 31, 2000 and
                             September 30, 1999                        2

                           Statements of operations -
                             Three months and six months ended
                             March 31, 2000 and 1999                   3

                           Statements of cash flows -
                             Three months and six months ended
                             March 31, 2000 and 1999                  4-5

                           Notes to financial statements               6

                           Management's discussion and analysis
                             of financial condition and results
                             of operations                            7-8

Part II. Other information and signatures                              9

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                         March 31,     September 30,
                                           2000            1999
                                       ------------    -------------
                                       (unaudited)
ASSETS

Cash                                    $  915,222        $3,113,800
Other receivables                            1,179           401,972
Property held for sale                   1,379,295         2,379,916
Other assets                                43,427            40,621
                                        ----------        ----------

                                        $2,339,123        $5,936,309
                                        ==========        ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable and other
    liabilities                         $  138,776        $  283,345



Partners' equity:
  4,485,504 units authorized and
     outstanding                         2,200,347         5,652,964
                                        ----------        ----------

                                        $2,339,123        $5,936,309
                                        ==========        ==========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                   Three Months Ended                  Six Months Ended
                                        March 31,                           March  31,
                        ---------------------------------------------------------------------------
                                     2000         1999                 2000         1999
                                   -------      --------            ---------     --------
Land Revenues:
  Gross sales of land            $ 1,316,250  $      -             $ 1,316,250  $ 2,766,500
  Less profit deferred until
    principal collections are
    received                            -            -                    -         264,593
                                 -----------  -----------          -----------  -----------
                                   1 316,250         -               1,316,250    2,501,907
Interest income                       15,947        4,232               31,258        5,544
Other income                            -            -                     440       11,035
                                 -----------  -----------          -----------  -----------
                                   1,332,197        4,232            1,347,948    2,518,486
                                 -----------  -----------          -----------  -----------

Cost and expenses:
  Cost of sales                    1 075,801         -               1,075,801    2,000,225
  Selling, general and
    administrative expenses          202,712      182,251              306,504      500,688
  Interest                               297       14,817                  793       38,803
  Depreciation and
    property taxes                    20,349       55,258               53,339      113,115
                                 -----------  -----------          -----------  -----------

      Total costs and expenses     1,299,159      252,326            1,436,437    2,652,831
                                 -----------  -----------          -----------  -----------

Net income (loss)                $    33,038  $  (248,094)         $   (88,489) $  (134,345)
                                 ===========  ===========          ===========  ===========
Net income (loss) per unit       $      0.01  $     (0.06)         $     (0.02) $     (0.03)
                                 ===========  ===========          ===========  ===========

Weighted average number of
  units outstanding                4,485,504    4,485,504            4,485,504    4,485,504
                                 ===========  ===========          ===========  ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                              Three Months Ended                  Six Months Ended
                                                   March 31,                           March  31,
                                  ---------------------------------------------------------------------------
                                               2000            1999             2000              1999
                                             -------          --------        ---------         --------
Cash flows from operating
  activities:

   Cash was received from:
     Collections on sales
      and receivables                     $ 1,328,750       $   50,449      $ 1,328,750       $ 1,593,064
     Interest  Income                          15,947            4,232           41,780             5,544
     Sale of utility system                   379,363          438,572          379,363           438,572
     Other                                       --               --                440            11,035
                                          -----------       ----------      -----------       -----------
                                            1,724,060          493,253        1,750,333         2,048,215
                                          -----------       ----------      -----------       -----------

   Cash was expended for:
     Selling, general and
      administrative, property
      taxes and other expenses                255,869          293,983          440,470           810,077
     Interest paid (net of
      amounts capitalized)                        297           14,817              793            38,803
     Improvements to property
      held for sale                            36,462          105,450          134,338           241,962
                                          -----------       ----------      -----------       -----------
                                              292,628          414,250          575,601         1,090,842
                                          -----------       ----------      -----------       -----------

Net cash provided by
 operating activities                       1,431,432           79,003        1,174,732           957,373
                                          -----------       ----------      -----------       -----------

Cash flow from investing activities:
   Purchase of property
    and equipment                                --               --             (9,182)             --
                                          -----------       ----------      -----------       -----------

Net cash used in investing
 activities                                      --               --             (9,182)             --
                                          -----------       ----------      -----------       -----------

Cash flow from financing activities:
   Proceeds from mortgage
    notes payable, bank                          --               --               --              17,800
   Payments on mortgage
    payable,  bank                               --               --               --            (680,000)
   Partner distributions                   (1,121,376)            --         (3,364,128)             --
                                          -----------       ----------      -----------       -----------

Net cash used in financing
 activities                                (1,121,376)            --         (3,364,128)         (662,200)
                                          -----------       ----------      -----------       -----------

Net increase (decrease) in cash               310,056           79,003       (2,198,578)          295,173
Cash, beginning of period                     605,166          222,723        3,113,800             6,553
                                          -----------       ----------      -----------       -----------
Cash, end of period                       $   915,222       $  301,726      $   915,222       $   301,726
                                          ===========       ==========      ===========       ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                            Three Months Ended                 Six Months Ended
                                                 March 31,                         March  31,
                                  ---------------------------------------------------------------------------
                                           2000             1999             2000              1999
                                         -------          --------        ---------         --------
Net income (loss)                     $    33,038       $(248,094)      $   (88,489)      $  (134,345)
                                      -----------       ---------       -----------       -----------
Adjustments to reconcile net
loss to net cash provided by
operating activities:

   Depreciation and amortization              680             246             1,359               687
   Change in assets and
    liabilities:

    Decrease in:
     Mortgage notes and
      other receivables                   390 722         439,021           400,793             --
     Property held for sale             1,042,093         (18,907)        1,000,621         1,788,468
     Other assets                             465          17,388             5,017            34,972
     Accounts payable and
      accrued liabilities                 (48,066)       (160,651)         (157,069)         (262,138)
    Increase in:
     Deposits on land sales                12,500          50,000            12,500           125,000
     Mortgage notes and other
      receivables                            --              --                --            (595,271)
                                      -----------       ---------       -----------       -----------
Total adjustments                       1,398,394         327,097         1,263,221         1,091,718
                                      -----------       ---------       -----------       -----------

Net cash flow provided by
  operating activities                $ 1,431,432       $  79,003       $ 1,174,732       $   957,373
                                      ===========       =========       ===========       ===========

                        See notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 2000 AND 1999

1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.


2. Income tax:

         The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). For the six months ended March 31, 2000 and 1999 gross income for Federal Tax purposes is not material and accordingly no provisions for Federal Taxes has been provided. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                SIX MONTHS ENDED
                        March 31, 2000 AND March 31, 1999
                                   (UNAUDITED)

Results of Operations

NOTE: Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

         During the six month periods ended March 31, 2000 and 1999, the Partnership had net revenues totaling $1,347,948 and $2,518,486 respectively, and net a net loss of ($88,489) or ($0.02) per unit and of ($134,345) or ($0.03)
per unit, respectively. During the quarter ended December 31, 1999, the Partnership did not effect any sales of its real estate and its only revenues were derived primarily from interest payments on a certificate of deposit held. During the quarter ended March 31, 2000, the Company resold 45 residential lots in the Crestwood single family tract (which had been reacquired in 1999 as a result of the Partnership's acceptance of a deed in lieu of foreclosure) for gross proceeds or $1,316,250 and net proceeds after real estate taxes and brokerage commissions of $1,092,000.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above. There were no sales, and thus no costs of sale in the quarter ended March 31, 1999 and $1,075,801 in costs of sales in the three months ended March 31, 2000. There were $2,766,502 of sales during the six months ended March 31, 1999 with cost of sales of $2,000,225 and $1,316,250 of sales during the six months ended March 31, 2000 with cost of sales of $1,075,801.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $202,712 in the quarter ended March 31, 2000, compared with $182,251 in the corresponding quarter of 1999.

In The six month period ended March 31, 2000 only $793 in interest was charged to operations because all indebtedness had been paid off; interest of $38,803 was charged in the six months ended March 31, 1999 in respect of loans outstanding during that period.

Liquidity and Capital Resources

Cash decreased from $3,113,800 at September 30, 1999 to $915,222 at March 31, 2000. See Financial Information - Statements of Cash Flows. The principal reason for this decline was the payment in October 1999 of a cash distribution to unit holders aggregating $2,242,742 and an additional cash distribution of $1,121,376 in February 0f 2000. The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Financial Information - Statements of Cash Flows.

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

Affect of Land Sales on Future Cash Flow

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At March 31, 2000, the Partnership retained and was holding for sale (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $250,000; (2) a tract of 4.54 acres in the Village of Royal Palm Beach zoned for approximately 84 multi-family residential units, as to which a contract of sale for gross proceeds of $350,000 was cancelled in May of 2000; (3) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and (4) a tract of approximately 22 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach. This tract was previously under contract of sale for $1,870,000, which contract was cancelled during the quarter ended March 31, 2000. A new contract for sale of this property was executed during May of 2000, for a gross purchase price of $2,197,250. The closing of this transaction is subject to due diligence review by the purchaser and, thereafter, to numerous land use and other contingencies and is not expected to occur until early 2001.

In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Partnership was entitled to receive annual payments through 2003 based on water consumption in the Village. To date, the Partnership has received $6,639,000 based on water consumption. In addition, the Partnership was entitled to receive additional payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $331,000 has already been received. Although the Partnership could theoretically receive an additional $4,261,000 in contingent payments based on water consumption under the Utility Contract, it is considered unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the full amount of such payments prior to the expiration of the contingent payment term.

The partnership has declared aggregate distributions of $7.25 per unit since inception through March 31, 2000. An aggregate of $6.50 per unit had been distributed through December 16, 1992, and no further distributions were declared until October 27, 1999, when a distribution of fifty cents ($0.50) per unit was declared. On February 17, 2000 an additional distribution of twenty-five cents ($0.25) per unit was declared. Total net cash flow which might become available for additional distributions is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the Utility Contract described in the preceding paragraph.

Environmental Matters

 There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. No provision for federal income tax has been made for the six months ended March 31, 2000 and 1999.

                           PART II - OTHER INFORMATION


         (a)      Exhibits -

                  99- Real estate Sales Contract between Registrant and EB Developers, Inc. relating to approximately 20.82 acres in the Village of Royal Palm Beach, executed May 12, 2000.

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


                                              ROYAL PALM BEACH COLONY,
                                              LIMITED PARTNERSHIP


                                              By: Stein Management Company, Inc.
                                              Managing General Partner

DATE: May 31, 2000                            By: /s/ Irving Cowan
                                                  ------------------------------
                                                  Irving Cowan, President