Form 10-Q
period 2000-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2000-08-15
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2000
                          Commission File Number 1-8893

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                 59-2501059
  ----------------------------       ---------------------------------------
  (State of other jurisdiction       (I.R.S. Employer Identification Number)
of incorporation or organization)

        2501 S. Ocean Drive
        Hollywood, Florida                              33019
----------------------------------------          ------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code      (954) 927-3080
                                                       ------------------

                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X         NO
                                          ------         ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS                          Outstanding at June 30, 2000
   -------------------------------       -----------------------------------
      Limited Partnership Units                     4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                      INDEX
                                      -----

                                                                   Page Number
                                                                   -----------

PART I.   Financial information

            Balance sheets - June 30, 2000 and
               September 30, 1999                                      2

            Statements of income - Three months and
               nine months ended June 30, 2000 and 1999                3

            Statements of cash flows - Three months and
               nine months ended June 30, 2000 and 1999               4-5

            Notes to financial statements                              6

            Management's discussion and analysis
               of financial condition                                 7-8

Part II.  Other information and signatures                             9

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                     June 30,     September 30,
                                                       2000           1999
                                                   -------------  ------------
                                                    (unaudited)

                         ASSETS

Cash                                               $   794,449     $3,113,800
Other receivables                                        1,784        401,972
Property held for sale                               1,379,696      2,379,916
Other assets                                            79,760         40,621
                                                   -----------     ----------
                                                   $ 2,255,689     $5,936,309
                                                   ===========     ==========

                  LIABILITIES AND EQUITY

Liabilities:
   Accounts payable and other
    liabilities                                    $   169,040     $  283,345
Partners' Equity:
  4,485,504 units authorized and outstanding         2,086,649      5,652,964
                                                   -----------     ----------
                                                   $ 2,255,689     $5,936,309
                                                   ===========     ==========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                ----------------------  -----------------------
                                   2000        1999        2000         1999
                                ---------   ----------  ----------  -----------

Land Revenues:
  Gross sales of land           $     -     $1,586,657  $1,316,250  $ 4,353,157
  Less profit deferred until
    principal collections are
    received                          -           -           -         264,593
                                ----------  ----------  ----------  -----------
                                      -      1,586,657   1,316,250    4,088,564
Interest income                     11,196       6,239      42,454       11,783
Other income                        20,670         817      21,110          817
                                ----------  ----------  ----------  -----------
                                    31,866   1,593,713   1,379,814    4,101,164
                                ----------  ----------  ----------  -----------

Cost and expenses:
  Cost of sales                       -        662,145   1,075,801    2,651,335
  Selling, general and
    administrative expenses        120,872     299,106     427,376      799,794
  Interest                            -          7,748         793       46,551
  Depreciation and
    property taxes                  24,692      29,758      78,031      142,873
                                ----------  ----------  ----------- -----------
      Total costs and expenses     145,564     998,757   1,582,001    3,640,553
                                ----------  ----------  ----------- -----------

Net income (loss)               $ (113,698) $  594,956  $ (202,187) $   460,611
                                ==========  ==========  =========== ===========

Net income (loss) per unit      $    (0.03) $     0.13  $    (0.05) $      0.10
                                ==========  ==========  =========== ===========

Weighted average number of
  units outstanding              4,485,504   4,485,504   4,485,504    4,485,504
                                ==========  ==========  =========== ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                              Three Months Ended          Nine Months Ended
                                   June 30,                   June 30,
                                2000        1999           2000        1999
                            -----------  ----------     ----------  ----------
Cash flows from operating
  activities:
  Cash was received from:
    Collections on sales
     and receivables        $      -     $1,586,774     $1,328,750  $3,179,838
    Interest income              11,196       6,239         52,976      11,783
    Sale of utility system          -           -          379,363     438,572
    Other                         8,170         817          8,610         817
                            -----------  ----------     ----------  ----------
                                 19,366   1,593,830      1,769,699   3,631,010
                            -----------  ----------     ----------  ----------

  Cash was expended for:
    Selling, administrative
      and property taxes        138,062     642,375        603,505   1,452,452
    Interest paid (net of
      amounts capitalized)         -          7,748            793      46,551
    Improvements to property      2,077     173,921        111,442     404,848
                             ----------  ----------     ----------  ----------
                                140,139     824,044        715,740   1,903,851
                             ----------  ----------     ----------  ----------

Net cash provided by (used in)
   operating activities        (120,773)    769,786      1,053,959   1,727,159
                             ----------  ----------     ----------  ----------

Cash flow from investing
  activities:
  Purchase of property and
   equipment                       -           -            (9,182)       -
                             ----------  ----------     ----------  ----------

Net cash used in investing
 activities                        -           -            (9,182)       -
                             ----------  ----------     ----------  ----------

Cash flow from financing
  activities:
  Proceeds from mortgage
    notes payable, bank            -           -              -         17,800
  Payments on mortgage
    payable, bank                  -       (659,550)          -     (1,339,550)
  Partner distributions            -           -        (3,364,128)       -
                             ----------  ----------     ----------  ----------

     Net cash used in
      financing activities         -       (659,550)    (3,364,128) (1,321,750)
                             ----------  ----------     ----------  ----------

Net increase (decrease)
 in cash                       (120,773)    110,236     (2,319,351)    405,409

Cash, beginning of period       915,222     301,726      3,113,800       6,553
                             ----------  ----------     ----------  ----------

Cash, end of period          $  794,449  $  411,962     $  794,449  $  411,962
                             ==========  ==========     ==========  ==========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                 Three Months Ended         Nine Months Ended
                                      June 30,                  June 30,
                              -----------------------     ---------------------
                                 2000          1999         2000         1999
                              ----------    ---------     ---------   ---------

Net income (loss)             $ (113,698)   $ 594,956     $(202,187)  $ 460,611
                              ----------    ---------     ---------   ---------

Adjustments to reconcile
  net income (loss) to
  net cash  provided by
  (used in) operating
  activities:

  Depreciation                       679          165         2,038         852
  Forfeited deposit on
   land sales                    (12,500)        -             -           -
Change in assets and
  liabilities:
    Increase in:
      Mortgage notes and
        other receivables           -              17          -       (595,254)
      Other assets               (37,012)     (37,814)      (31,995)     (2,842)
      Deposits on land sales        -             100                   125,100
     Decrease in:
      Mortgage notes and
        other receivables           (606)        -          400,188        -
      Property held for sale        (401)     622,958     1,000,220   2,411,426
      Accounts payable and
        accrued liabilities       42,765     (410,596)     (114,305)   (672,734)
                               ---------    ---------    ----------   ---------

Total Adjustments                 (7,075)     174,830     1,256,146   1,266,548
                               ---------    ---------    ----------   ---------

Net cash flow provided
 by (used in) operating
 activities                    $(120,773)   $ 769,786    $1,053,959  $1,727,159
                               =========    =========    ==========  ==========

                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 2000 AND 1999

1.   Interim financial statements:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.   Income tax:

     The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). For the nine months ended June 30, 2000 and 1999, gross income for Federal tax payments is not material and accordingly, no provision for Federal taxes has been provided. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                NINE MONTHS ENDED
                        June 30, 2000 AND June 30, 1999
                                   (UNAUDITED)

Results of Operations

NOTE: Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

During the nine month periods ended June 30, 2000 and 1999, the Partnership had net revenues totaling $1.379,814 and $4,101,164 respectively, and net a net loss of ($202,187) or ($0.05) per unit and a net profit of $460,611 or $0.10 per unit, respectively. During the quarter ended June 30, 2000, the Partnership did not effect any sales of its real estate and its only revenues were derived primarily from interest and miscellaneous other income; during the corresponding three months of fiscal 1999 net revenues were $1,593,713.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above. There were no sales, and thus no costs of sale in the quarter ended June 30, 2000 and $662,145 in costs of sales in the three months ended June 30, 1999. There were $4,353,157 of sales during the nine months ended June 30, 1999 with cost of sales of $2,651,335 and $1,316,250 of sales during the nine months ended June 30, 2000 with cost of sales of $1,075,801.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $120,872 in the quarter ended June 30, 2000, compared with $299,109 in the corresponding quarter of 1999, the difference resulting principally from sales commissions in the 1999 quarter. In the three month period ended June 30, 2000 no interest was charged to operations because all indebtedness had been paid off; interest of $7,738 was charged in the three months ended June 30, 1999.

Liquidity and Capital Resources

Cash decreased from $3,113,800 at September 30, 1999 to $794,449 at June 30, 2000. See Financial Information - Statements of Cash Flows. The principal reason for this decline was the payment in October 1999 of a cash distribution to unit holders aggregating $2,242,752 and an additional cash distribution of $1,121,376 in February of 2000. The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Financial Information - Statements of Cash Flows. During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by cash on hand. Future sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. At June 30, 2000, the Partnership retained and was holding for sale (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $400,000; (2) a tract of 4.54 acres in the Village of Royal Palm Beach zoned for approximately 84 multi-family residential units, as to which a contract of sale for gross proceeds of $350,000 was cancelled in May of 2000; (3) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and (4) a tract of approximately 20.86 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach. This tract was previously under contract of sale for $1,870,000, which contract was cancelled during the quarter ended March 31, 2000. A new contract for sale of this property was thereupon executed for a gross purchase price of $2,197,250 but subsequently cancelled by the proposed purchaser.

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

The partnership has declared aggregate distributions of $7.25 per unit since inception through June 30, 2000. An aggregate of $6.50 per unit had been distributed through December 16, 1992, and no further distributions were declared until October 27, 1999, when a distribution of fifty cents ($0.50) per unit was declared. On February 17, 2000 an additional distribution of twenty-five cents ($0.25) per unit was declared. Total net cash flow which might become available for additional distributions is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the Utility Contract described in the preceding paragraph.

Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. No provision for federal income tax has been made for the nine months ended June 30, 2000 and 1999.



              PART II - OTHER INFORMATION

     (a)   Exhibits -  None

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


                          ROYAL PALM BEACH COLONY,
                          LIMITED PARTNERSHIP


                          By: Stein Management Company, Inc.
                          Managing General Partner

DATE: August 11, 2000     By: /s/ Irving Cowan
                          ------------------------------
                          Irving Cowan, President