Form 10-K
period 2000-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2001-02-01
CIK 764606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the

                      Fiscal Year Ended September 30, 2000

                          Commission File Number 1-8893


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             59-2501059
--------------------------------                         -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)


                2501 S. Ocean Drive Hollywood, Florida       33019
             -------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code    (305) 927-3080
                                                      ---------------


Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

Name of Each Exchange on which Registered    None
                                             ----

Title of Each Class:       Limited Partnership Units

Securities registered pursuant to Section 12(g) of the Act:   None


Indicate by checkmark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and YES [ X ] NO [ ]

(2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss.. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the limited partnership units held by non-affiliates of Registrant computed by reference to the last reported sale price of the Units over-the-counter on December 29, 2000 was approximately $1,600,000.

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

Results of Liquidation Activities

The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company. Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $79,314,465.

         The partnership has declared aggregate distributions of $32,520,128 ($7.25) per unit since inception through December 29, 2000, including $3,364.128 ($0.75 per Unit) during the fiscal year ended September 30, 2000. See Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters "Prior Distributions."

         As of December 29, 2000, the Partnership retained and was holding for sale:

         (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $400,000;

         (2) a tract of approximately 4.54 acres in the Village of Royal Palm Beach zoned for multi-family residential units;

         (3) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and

         (4) a tract of approximately 20 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach.

Factors Affecting Future Operations and Distributions

         The availability of cash for distribution in the future will depend upon a variety of factors not currently determinable. Management has now substantially completed the development and sale of most of the Partnership's remaining land in Palm Beach County. Although additional portions of the Partnership's remaining properties are under contract of sale, and the Partnership expects to receive future collections of contingent receivables relating to a prior sale of a utility plant, it is currently uncertain when additional cash will become available for distribution. See Item 2 - "Properties," for a discussion of potential sources of and anticipated timing of the receipt of revenue which will affect future distributions.

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

Impact of General Economic Conditions

The development and sale of real estate occurs within a historically cyclical market, and is significantly influenced by general economic conditions. Sales of tracts to builders residential development for commercial and are particularly affected by the costs and availability of mortgage financing and the rise and fall of interest rates in general. If significant interest rate increases occur in the future, the real estate market could suffer as a result.

Personnel:

As of December 29, 2000, Stein Management Company, Inc. ("Steinco")the Managing General Partner, employed 1 person, who acts as an administrator of its books and records. The balance of the Partnership's affairs are carried out by independent brokers, contractors and other consultants under the direction of the Board of Directors of Steinco. See Item 10.

Office Facilities:

The Partnership's executive headquarters are located at 2501 S. Ocean Drive, Hollywood, Florida 33019. The premises are owned by an affiliate of Hasam Realty Limited Partnership ("Hasam L.P."), a general partner of the Partnership, and are being made available to the Partnership as an accommodation without charge.

Item 2. Properties

Palm Beach County, Florida

The Crestwood Tract

Although the Partnership had previously sold nearly all of its land in the Village, it reacquired in 1992, through foreclosure of a defaulted purchase money mortgage, the 165 acre Crestwood Tract of undeveloped land in the Village. When reacquired, the Crestwood Tract was zoned and preliminary approval had been obtained for the development of 172 single-family homesites (the "Single Family Tract") and 625 multi-family units. The Crestwood Tract is bisected by a principal Village road and has access to all utilities, but was otherwise undeveloped with the exception of the existence of portions of a drainage system. Through December 29, 2000, all of the Crestwood Tract had been sold with the exception of the 3.2 acres of commercial property and the 20 acre tract intended for multi-family residential construction described in Item 1 above.

In order to enhance the market value of the Crestwood Tract, the Partnership obtained the rezoning of an approximately 14 acre portion of the Crestwood Tract previously zoned for multi-family housing to permit the Partnership to develop a 14 acre shopping center site. The Partnership received site-plan approval in mid-1996, and executed an agreement to sell the entire 14 acre portion to an unaffiliated shopping center developer ("Purchaser") in two phases.

The closing on the first phase of the Commercial Site, occurred in February, 1997, resulting in gross proceeds of approximately $1,538,757.

The second phase consists of two additional parcels in the 14 acre portion rezoned as described above, which adjoin the shopping center site. As to such parcels, the Partnership has agreed to accord an option to the Purchaser to acquire the parcels, with the price to be paid dependent on the terms upon which the Purchaser leases or sells such parcels to an unaffiliated third party. In such event the Purchaser will pay to the Partnership, (i) in the event of a lease, a sum equal to the five times the average annual rental under the lease, and (ii) in the event of a sale, 50% of the net proceeds of the sale; provided that the Partnership is not required to accept less than $3.50 per square foot. The purchaser is presently preparing to seek the appropriate approvals from the Village. Subject to receipt of such approvals, the Partnership anticipates closing on one parcel in May 2001 for gross proceeds of approximately $250,000 but the timing of closing on the second parcel is currently uncertain.

Residential Lots Within the Crestwood Tract

         As a result of management's decision to develop portions of the Crestwood Tract, the Partnership re-planned the configuration of the entire tract. The project included a redesign of the Single Family Tract, and the Partnership received final plat approval to increase to 198 the number of residential lots for development for single family use (hereinafter the "Residential Tract"). "Development," as such term is applied to single-family lots, entails the completion of all necessary zoning, land use, environmental and other regulatory procedures, the installation of roads and utility connections to each lot and the provision of drainage facilities.

         Between 1995 and 1997, the Partnership completed the off-site and on-site improvements required for the development of 198 lots in the Residential Tract. Through December 31, 2000, the Partnership had sold all of the 198 lots in the Residential Tract but had reacquired 45 such lots upon foreclosure in October, 1999. During the quarter ended March 31, 2000, the Company resold such lots for gross proceeds or $1,316,250 and net proceeds after real estate taxes and brokerage commissions of $1,092,000.

         In August 1999 the Partnership sold a substantial part of the remainder of the multi-family zoned land (comprising approximately 26 acres) for $2,225,000 in gross proceeds, and approximately $1,886,000 in net proceeds after costs of sale. Previously, in November 1998, the Partnership sold 7.7 acres for net proceeds of $288,000.

         The Partnership also holds a tract of approximately 20 acres pf multi-family zoned property in the Crestwood multi-family tract in the Village of Royal Palm Beach. This property was previously the subject of two successive contracts of sale, for amounts, respectively, of $1,870,000, which and $2,197,250, each of which were canceled following due diligence periods accorded to the prospective purchasers. In December of 2000, the Partnership executed a new contract of sale for this parcel, which contemplates a gross selling price of $1,683,000. The closing of this transaction is subject, as were the prior contracts, to due diligence review by the purchaser and, thereafter, to numerous land use and other contingencies and the closing is therefore not expected to occur until approximately September, 2001.

         Proceeds previously received for various sales within the Crestwood tract, and proposed sale prices under previously canceled contracts, do not necessarily constitute a reliable predictor of the proceeds which may be anticipated for sales of the balance of the Partnership's land within the Crestwood area.

Other Acreage Within the Village of Royal Palm Beach

In March, 1993 the Partnership reacquired a separate tract of 4.54 acres in the Village by accepting a deed in lieu of foreclosure on a mortgage with a principal balance of $300,000 (See Item 7 --"Foreclosure Transactions"). This parcel is bordered by a golf course and a principal Village road, is zoned for approximately 80 multi-family residential units and is being offered for sale in its present state without further development. This land is presently being re-marketed following cancellation of prior agreement for sale.

Utility Contingent Receivable

In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Predecessor company received $2,510,000 on closing, and was entitled to future payments to a maximum of

$10,900,000 as future connections, measured by consumption increases, were made to the system over a period ending August, 2001. As of September 30, 2000, $4,261,000 had not been received. The Utility Contract also provided for contingent extension periods aggregating not more than three additional years to compensate for possible future governmental building moratoriums or water use restrictions. The Partnership's consultants have advised it that the term has been extended through 2003 as a result of water usage restrictions imposed by the South Florida Water Management District in 1990 and 1991 and moratorium actions taken by the Village of Royal Palm Beach in 1985 and 1986. The Utility Contract also calls for payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $331,935was received through September,2000.

Through December 29, 2000 the Partnership had received total payments of $6,639,000 in "consumption" payments and $331,935 in Guaranteed payments under the Utility Contract, and was entitled to receive approximately $548,000 in January, 2001 in respect of the year 2000. The Utility Contract will expire in 2003. Since the highest annual payment in the previous ten years was $427,000, it is considered extremely unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the maximum remaining $4,261,000 in contingent payments under the Utility Contract prior to the expiration of the contingent payment term.

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

This tract originally consisted of 208 one-acre lots located approximately eight miles northwest of the Village. These lots have been improved with graded unpaved access roads and drainage facilities. One lot from this tract was sold during 1996 for $12,000, 36 were sold in 1997 for $190,188, and 9 were sold in 1999 for $48,155, leaving a balance of 162 lots.

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

The Partnership believes that should it eventually succeed in obtaining all the necessary permits for at least some of the lots, this would substantially increase the value of such lots and that the aggregate realizable value of all such lots will substantially exceed their book value of $599,091. Should the Partnership be unsuccessful in overturning the administrative denial of septic tank permits, the Partnership may elect to pursue other legal remedies, including a possible claim for "inverse condemnation." There can be no assurance that any such litigation would be successful.

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

The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units in over-the-counter trading during the fiscal years ended September 30, 1999 and 2000. The Partnership's Units were held by approximately 325 holders of as of December 31, 2000. Based on its tax records, including beneficial owners, the Partnership believes that there were a total of approximately 359 unit holders as of such date.

Fiscal Year Ended: September 30, 1999

Quarter           High             Low
-------           ----             ---
First            27/32           23/32
Second           31/32           23/32
Third            31/32           23/32
Fourth           1 3/16         49/64

Fiscal Year Ended: September 30, 2000

Quarter           High             Low
-------           ----             ---
First            1 1/2             1/2
Second           1 1/64            9/16
Third            1 3/8             3/8
Fourth           11/16             1/2

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

At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of taxable income and loss and distributions since inception, the capital account and tax basis attributable to each Unit which has remained in the hands of an original Unitholder has been reduced to $0.91 as of September 30, 2000. Each person acquiring a Unit after inception has a tax basis in such Unit equal to the net price paid therefor. Such basis is thereafter increased by such Unit's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made.

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

The Partnership has declared and paid the following liquidating distributions:

Payment Date               Amount Per Unit
------------               ---------------
April 15, 1986               $  .25
August 15, 1986                 .35
December 15, 1986               .40
January 15, 1988                .50
July 15, 1988                   .50
January 15, 1989                .50
July 17, 1989                  1.00
September 29, 1989              .75
March 30, 1990                  .75
July 31, 1990                   .50
August 30, 1991                 .50
December 15, 1991               .25
December 16, 1992               .25
October 27, 1999                .50
February 17,2000                .25
                              -----
                               7.25

Item 6. Selected Financial Data

The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:

                                      Fiscal Years Ended September 30,
                                   ------------------------------------
                             2000      1999        1998        1997      1996
Selected Income
         Statement Data

Revenues                    $2,058     8,412      2,170       3,107     $ 397
Net income (loss)              281     3,107       (215)        391      (690)
Income (loss)
         per unit             0.06      0.69       (.05)        .09      (.15)

Selected Balance
Sheet Data

Total assets                $2,785     5,936      4,786       5,228     5,486
Mortgage Notes Payable        -0-       -0-       1,322       1,676     2,065
Partners' equity             2,569     5,652      2,546       2,761     2,370
Cash distributions
per unit                     $0.75      -0-        -0-         -0-       -0-

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

Item 7. Management's Discussion And Analysis Of Financial Condition And Results of Operations

During the fiscal year, the Partnership had gross revenues of $2,058,211 most of which resulted from land sales, as compared with $8,411,560 in 1999 and $2,170,116 in 1998. Net income was $280,524 in 2000 as compared with $3,106,905 in 1999 and a loss of $214,676 in 1998.

The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Item 2. Cash increased from $ 6,553 at September 30, 1998 to $3,113,800 at September 30, 1999 as a result of the closing of material land sales. As of December 31, 2000 cash had decreased to $710,000 principally as a result of a distributions to Unitholders aggregating $3,364,128 during the year. See Financial Information - Statements of Cash Flows.

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

Results of Operations

                                      Fiscal Years Ended September 30
                                      --------------------------------

                                    2000            1999           1998
                                    ----            ----           ----
Sales of land, net              $1,436,000      $8,000,000      $1,706,000
Interest income                     53,000          29,000           7,000

Sale of utility system (a)         548,000         379,000         439,000
Other                               21,000           3,000          18,000
                                                ----------      ----------

Total revenues                  $2,058,000      $8,411,000      $2,170,000
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

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $648,442 in 1998 and increased to $1,334,174 in 1999 and decreased to $585,085 in 2000 primarily due to changes in sales commission levels resulting from a material changes the volume of real estate sales.

Interest expense was $89,147 in 1998 and decreased to $47,212 in 1999 as the result of increased sales which enabled the Partnership to reduce its indebtedness to zero during 1999. As a result of the elimination of the Partnerships indebtedness, interest cost was zero in 2000.

Property Taxes

Property tax expense decreased from 1998 to 1999 and from 1999 to 2000 because of substantial sales of the Partnership's properties.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include federal tax of $19,980, $70,000 and zero dollars for the years ended September 30, 2000, 1999 and 1998, respectively. See Note 6 the Financial Statements included with this report.

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

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following information is provided with respect to the directors and officers of each general partner of the Registrant.(l)


------------------------------ ----------------------------------- --------------------------------------

Name and Age                   Present Position With the             Other Positions
                               Registrant                            With the Registrant
------------------------------ ----------------------------------- --------------------------------------
Irving Cowan 68                President of Steinco                Private Investor

David B. Simpson 62            Vice President and Director of      Attorney currently in private practice
                               Steinco                             and counsel to the
                                                                   Partnership



Jack Friedland    75           Member of Friedco,LLC (1)           Private Investor

Leonard Friedland 76           Member of Friedco,LLC (1)           Private Investor

Herbert Tobin     60           Director of Steinco                 Private Investor
                               Director, Secretary
                               And Treasurer(*)of
                               Steinco

Marjorie Cowan    60           Member of Friedco,LLC (1)           Private Investor

Harold Friedland 70            Member of Friedco                   Private Investor



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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partners of the Partnership, and persons who own more than ten percent of the Partnership's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and greater than ten-percent Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. No such forms were furnished to the Partnership during fiscal 1999. Based solely on the foregoing the Partnership believes that during fiscal 2000, no purchases or sales of units were made requiring compliance with applicable
Section 16(a) filing requirements.

Item 11. Executive Compensation

During fiscal 2000 officers and directors of Steinco, the managing partner, as a group (3 persons), earned $25,000 in cash compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth as of December 30, 2000  information  concerning
(i) all persons who are known to the Registrant to be the beneficial owner of more than 5% of the Units and (ii) the beneficial ownership of Units of directors and officers of each General Partner of the Registrant.

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

None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

1.       Financial Statements:
2.       Independent Auditor's Report

Royal Palm Beach Colony, Limited Partnership Financial Statements:

Balance sheets as of September 30, 2000 and 1999.

Statements of income for the years ended September 30, 2000, 1999, and 1998.

Statements of partners' equity for the years ended September 30, 2000, 1999, and 1998.

Statements of cash flows for the years ended September 30, 2000, 1999, and 1998.

3.       Financial Statement Schedules:

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

4(n) Agreement dated December 11, 2000 for Purchase and Sale between the Registrant and Stewart Marcus, Trustee, relating to the sale of approximately
21.82 acres in the Crestwood Tract, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL PALM BEACH COLONY,
LIMITED PARTNERSHIP

By: Stein Management Company, Inc.
Managing General Partner

By: /s/ Irving Cowan
--------------------
Irving Cowan, President


Date: January 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name     and Title

/s/ David B. Simpson
-----------------------
David B. Simpson
Director, Vice President,
Stein Management Company, Inc.


/s/ Herbert Tobin
-----------------------
Herbert Tobin
Director, Stein Management
Company, Inc.


/s/ Irving Cowan
-----------------------
Irving Cowan
Director, President,

Stein Management Company, Inc.

Dated:   January 22, 2001

                             ROYAL PALM BEACH COLONY
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                                   YEARS ENDED
                        SEPTEMBER 30, 2000, 1999 AND 1998

                  Royal Palm Beach Colony, Limited Partnership

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998




                                    CONTENTS

                                                                 Page

Independent auditors' report                                       1

Financial statements:

    Balance sheets                                                 2

    Statements of operations                                       3

    Statements of partners' equity                                 4

    Statements of cash flows                                      5-6

    Notes to financial statements                                7-12

Schedule X - Supplemental Income Statement Information            13

                          Independent Auditors' Report

Partners

Royal Palm Beach Colony, Limited Partnership
Hollywood, Florida

We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 2000, and 1999, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.

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



LEFCOURT, BILLIG, TIKTIN & YESNER, P.A.
Coral Gables, Florida



November 21, 2000

                  Royal Palm Beach Colony, Limited Partnership

                                 BALANCE SHEETS

                           SEPTEMBER 30, 2000 AND 1999


                                     ASSETS

                                                                 2000            1999
                                                              ----------      ----------
Cash                                                          $  812,520      $3,113,800
Utility and other receivables (Note 2)                           549,482         401,972
Property held for sale (Note 3)                                1,366,915       2,379,916
Other assets (Note 4)                                             55,994          40,621
                                                              ----------      ----------

                                                              $2,784,911      $5,936,309
                                                              ==========      ==========



                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

      Accounts payable and other liabilities (Note 5)         $  215,551      $  283,345

Partners' equity:

      4,485,504 units authorized and outstanding               2,569,360       5,652,964
                                                              ----------      ----------

                                                              $2,784,911      $5,936,309
                                                              ==========      ==========

                       See notes to financial statements

                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF OPERATIONS


                                                        Years ended September 30,
                                             ---------------------------------------------
                                                2000             1999              1998
                                             -----------      -----------      -----------
Revenues (Note 9)                            $ 2,058,221      $ 8,411,560      $ 2,170,116
                                             -----------      -----------      -----------

Costs and expenses:
    Cost of sales                              1,105,191        3,729,906        1,394,684
    Selling, general and administrative
       expenses (Notes 6 and 7)                  585,058        1,334,174          648,442
    Interest                                      47,212           89,147
    Property taxes                                87,448          193,363          252,519
                                             -----------      -----------      -----------

                                               1,777,697        5,304,655        2,384,792
                                             -----------      -----------      -----------

Net income (loss)                            $   280,524      $ 3,106,905      $  (214,676)
                                             ===========      ===========      ===========

Net income (loss) per unit                   $      0.06      $      0.69      $     (0.05)
                                             ===========      ===========      ===========

Weighted average number of units
    outstanding                                4,485,504        4,485,504        4,485,504
                                             ===========      ===========      ===========



                       See notes to financial statements


                  Royal Palm Beach Colony, Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY


                                         Partnership            General               Limited                Total
                                            Units              Partners              Partners               Equity

                                        --------------     ------------------    ------------------    ------------------


Balance, September 30, 1997                 4,485,504      $         126,637     $       2,634,098     $       2,760,735


Net loss                                                              (4,551)             (210,125)             (214,676)
                                        --------------     ------------------    ------------------    ------------------

Balance, September 30, 1998                 4,485,504                122,086             2,423,973             2,546,059


Net income                                                            65,866             3,041,039             3,106,905
                                        --------------     ------------------    ------------------    ------------------

Balance, September 30, 1999                 4,485,504                187,952             5,465,012             5,652,964


Partnership distributions

    ($0.75 per unit)                                                 (71,319)           (3,292,809)           (3,364,128)

Net income                                                             5,947               274,577               280,524
                                        --------------     ------------------    ------------------    ------------------

Balance, September 30, 2000                 4,485,504      $         122,580     $       2,446,780     $       2,569,360
                                        ==============     ==================    ==================    ==================


                                  (continued)

                                     Royal Palm Beach Colony, Limited Partnership

                                               STATEMENTS OF CASH FLOWS




                                                                           Years ended September 30,
                                                       ----------------------------------------------------------------
                                                               2000                   1999                   1998
                                                       -------------------    -------------------     -----------------
Cash flows from operating activities:
   Cash received:
    Collections on land sales and
      receivables                                       $        1,436,250     $        6,612,133      $      1,852,861
    Interest income                                                 63,066                 18,384                 7,018
    Sale of utility system                                         379,363                438,572               228,661
    Other cash received                                             21,110                    817                18,304
                                                        -------------------    -------------------     -----------------
                                                                 1,899,789              7,069,906             2,106,844
                                                        -------------------    -------------------     -----------------

Cash expended:

   Selling, general and administrative, and
    property taxes                                                 705,781              2,169,094               654,811
   Interest paid (net of amounts capitalized)                                              47,212                89,147
   Improvements to property held for sale                          121,978                421,531             1,050,849
                                                        -------------------    -------------------     -----------------
                                                                   827,759              2,637,837             1,794,807
                                                        -------------------    -------------------     -----------------

Net cash provided by operating

   activities                                                    1,072,030              4,432,069               312,037
                                                        -------------------    -------------------     -----------------

Cash flows from investing activities:

   Purchase of property and equipment                               (9,182)                (3,072)
                                                        -------------------    -------------------

Cash flows from financing activities:
   Proceeds from mortgage notes payable:

    Bank                                                                                   17,800               945,778
   Payments on mortgage payable:
    Bank                                                                               (1,339,550)           (1,300,000)
   Partner distributions                                        (3,364,128)
                                                        -------------------    -------------------     -----------------

Net cash used in financing activities                           (3,364,128)            (1,321,750)             (354,222)
                                                        -------------------    -------------------     -----------------

Net increase (decrease) in cash                                 (2,301,280)             3,107,247               (42,185)

Cash at beginning of year                                        3,113,800                  6,553                48,738
                                                        -------------------    -------------------     -----------------

Cash at end of year                                     $          812,520     $        3,113,800      $          6,553
                                                        ===================    ===================     =================



                                  (continued)


                  Royal Palm Beach Colony, Limited Partnership

                      STATEMENTS OF CASH FLOWS (CONTINUED)




                                                                             Years ended September 30,
                                                            -------------------------------------------------------------
                                                                  2000                  1999                  1998
                                                            -----------------     -----------------    ------------------
Reconciliation of net income (loss) to net cash provided by operating activities:

   Net income (loss)                                        $        280,524      $      3,106,905     $        (214,676)
                                                            -----------------     -----------------    ------------------
   Adjustments to reconcile net income
    to net cash provided by
      operating activities

      Depreciation and amortization                                    2,718                 1,302                 1,975

   Change in assets and liabilities Increase in:

      Utility and other receivables                                 (147,510)                                    (63,272)
      Other assets                                                    (8,909)
      Accounts payable and accrued liabilities                                                                   156,470
    Decrease in:
      Utility and other receivables                                                         37,853
      Property held for sale                                       1,013,001             1,899,683               460,340
      Other assets                                                                          20,776                 1,342
      Accounts payable and accrued liabilities                       (67,794)             (634,450)
      Estimated cost of development of land sold                                                                 (30,142)
                                                            -----------------     -----------------    ------------------

   Total adjustments                                                 791,506             1,325,164               526,713
                                                            -----------------     -----------------    ------------------

   Net cash provided by operating activities                $      1,072,030      $      4,432,069     $         312,037
                                                            =================     =================    ==================


                       See notes to financial statements.

                 Royal Palm Beach Colony, Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


Note 1.       Organization and summary of significant accounting policies:

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


                                  (continued)

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


Note 1. Organization and summary of significant accounting policies (continued):


     Concentrations of risk and financial instruments:
     Assets which subject the Partnership to concentrations of risk consist primarily of property held for sale. The Partnership's property held for sale is located in Florida. The Partnership's ability to sell its property is substantially dependent upon the Florida real estate economic sector.

     Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash which is deposited with a financial institution in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

     Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

Note 2. Utility and other receivables:

                                                           September 30,
                                                     -------------------------
                                                        2000           1999
                                                     -----------    ----------

                    Utility receivable (Note 8)      $  548,317     $ 379,363
                    Accrued interest receivable                        10,522
                    Other                                 1,165        12,087
                                                     -----------    ----------

                                                     $  549,482     $ 401,972
                                                     ===========    ==========

Note 3. Property held for sale:

     Included in property held for sale at September 30, 1999 is the net carrying value, $1,033,907, of a mortgage note receivable in default which is considered to be an in-substance foreclosure. The mortgage note receivable was received in connection with an October 26, 1998 sale. In October 1999, the underlying property on this mortgage note receivable was reacquired by acceptance of a deed in lieu of foreclosure. In January 2000, the property was resold for $1,316,250.

     In connection with an August 18, 1999 sale of land, the Partnership received mitigation credits which increased the value of two other tracts of land, one of which was sold on August 27, 1999 and the other tract remains in property held for sale at September 30, 2000. The value of the mitigation credits received ($345,600) was included in 1999 net sales of land and allocated to the cost of properties which were benefited.

                                   (continued)

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


Note 3. Property held for sale (continued):

     During the year ended September 30, 1998, the Company incurred interest of $150,359, of which $61,212 was capitalized for property being developed. No interest was capitalized during the years ended September 30, 2000 and 1999.

Note 4. Other assets:

        Other assets consist of the following:

                                                         September 30,
                                                -----------------------------
                                                    2000             1999
                                                ------------    -------------
           Furniture and equipment,
              net of accumulated depreciation   $     9,595     $      3,131

           Prepaid expenses                          46,399           37,490
                                                ------------    -------------

                                                $    55,994     $     40,621
                                                ============    =============

Note 5.       Accounts payable and other liabilities:

              Accounts payable and other liabilities consist of the following:

                                                          September 30,
                                                    -------------------------
                                                        2000          1999
                                                    -----------    ----------

                 Accounts payable                   $   67,618     $ 100,874
                 Accrued liabilities:
                    Current property taxes              99,917        96,934
                    Other                               48,016        85,537
                                                    -----------    ----------

                                                    $  215,551     $ 283,345
                                                    ===========    ==========

Note 6. Income taxes:

     The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997.

                                   (continued)

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


Note 6. Income taxes (continued):

     Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include Federal tax of $19,980, $70,000 and $0 for the years ended September 30, 2000, 1999 and 1998, respectively.

     The partners are required to include in their income tax returns their share of the Partnership's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The Partnership is on a calendar year end for income tax purposes.

     The following analysis summarizes the major differences between the financial reporting and income tax basis of the partner's equity account at September 30, 2000.


        Partners' equity, financial reporting basis                          $  2,569,360
           Add item recorded for tax purposes only:
              Step-up in basis of property                  $ 17,000,000
           Less: Cost of sales - step-up adjusted
              for unamortized additional capitalized
              inventory costs and any adjustments as
              a result of repossessions.                      15,516,100
                                                            -------------
                                                               1,483,900

           Add items not presently deductible for tax
              purposes                                            40,358        1,524,258
                                                            -------------    -------------

           Partners' equity, income tax basis                                $  4,093,618
                                                                             =============

Note 7. Lease information:

     The Partnership occupies its office facility in a building owned by an entity related by common ownership. The Partnership does not pay any rent at this office facility. Other long-term operating leases on real and personal properties are not considered material.

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


Note 8. Other transactions:

     A subsidiary of the Company, Royal Palm Beach Utilities Company ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by Utilities, as future connections (as measured by increases in consumption) are added to the system, over a period which is expected to be extended from August, 2001 through 2003. Should consumption not increase sufficiently, the Partnership would not receive the full sale amount. The maximum proceeds to Utilities approximates $13,410,000, of which, under the terms of the sale, approximately $4,261,000 had not yet been received as of September 30, 2000. In addition, the Partnership had the right to receive up to $500,000, of which $331,935 has already been received, as the Village collects guaranteed revenues from developers.

     Since future increases in consumption and payment of guaranteed revenues cannot be assured and, therefore, the extent of future payments to the Partnership is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership and as the Village collects guaranteed revenues from developers. Revenues related to the sale of utility system of $548,317, $379,363, and $438,572, were recognized for fiscal years 2000, 1999 and 1998 respectively.

Note 9. Revenues:


        Revenues consist of the following:
                                                      Years ended September 30,
                                              -----------------------------------------
                                                  2000          1999          1998
                                              ------------  ------------   ------------
        Net sales of land                     $ 1,436,250   $ 7,999,974    $ 1,706,222
        Interest income                            52,544        28,906          7,018
        Sale of utility system (Note 8)           548,317       379,363        438,572
        Other                                      21,110         3,317         18,304
                                              ------------  ------------   ------------

                                              $ 2,058,221   $ 8,411,560    $ 2,170,116
                                              ============  ============   ============

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


Note 10. Comparative quarterly financial information (unaudited):

                                             First           Second            Third            Fourth
                                            quarter         quarter           quarter          quarter           Full year
                                         -------------   --------------   ---------------   --------------    ---------------
              2000:
              Revenues:                  $     15,751    $   1,332,197    $       31,866    $      678,407    $    2,058,221
              Cost and expenses               137,278        1,299,159           145,564           195,696         1,777,697
                                         -------------   --------------   ---------------   ---------------   ---------------

              Net income (loss)          $   (121,527)   $      33,038    $     (113,698)   $      482,711    $      280,524
                                         =============   ==============   ===============   ===============   ===============

              Net income (loss) per unit $      (0.03)   $        0.01    $        (0.03)   $         0.11    $         0.06
                                         =============   ==============   ===============   ===============   ===============


              1999:
              Revenues:                  $  2,514,254    $       4,232    $    1,593,713    $    4,299,361    $    8,411,560
              Cost and expenses             2,400,505          252,326           998,757         1,653,067         5,304,655
                                         -------------   --------------   ---------------   ---------------   ---------------

              Net income (loss)          $    113,749    $    (248,094)   $      594,956    $    2,646,294    $    3,106,905
                                         =============   ==============   ===============   ===============   ===============

              Net (income) loss per unit $       0.03    $       (0.06)   $         0.13    $         0.59    $         0.69
                                         =============   ==============   ===============   ===============   ===============


              1998:
              Revenues:                  $    489,037    $     620,488    $      618,981    $      441,610    $    2,170,116
              Cost and expenses               555,056          764,610           786,995           278,131         2,384,792
                                         -------------   --------------   ---------------   ---------------   ---------------

              Net income (loss)          $    (66,019)   $    (144,122)   $     (168,014)   $      163,479    $     (214,676)
                                         =============   ==============   ===============   ===============   ===============

              Net income (loss) per unit $      (0.01)   $       (0.03)   $        (0.04)   $         0.03    $        (0.05)
                                         =============   ==============   ===============   ===============   ===============

                  Royal Palm Beach Colony, Limited Partnership

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION



                                                                Years ended September 30,
                                                 -------------------------------------------------------
                                                      2000                 1999                1998
                                                 ---------------     ---------------     ---------------
1.       Maintenance and repairs                 $        1,446      $        1,921      $            0
                                                 ===============     ===============     ===============

2.       Taxes, other than payroll
            and income taxes                     $       88,558      $      265,113      $      254,791
                                                 ===============     ===============     ===============

3.       Advertising                             $          766      $        3,000      $            0
                                                 ===============     ===============     ===============