Form 10-Q
period 2000-12-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2001-02-21
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended December 31, 2000
                          Commission File Number 1-8893

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   59-2501059
---------------------------------       --------------------------------------
  (State of other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

        2501 S. Ocean Drive
         Hollywood, Florida                                  33019
----------------------------------------               -------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (954) 927-3080
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

                   YES    X               NO
                       -------               -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                          Outstanding at December 31, 2000
-------------------------------      --------------------------------------
    Limited Partnership Units                     4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                                      INDEX
                                      -----

                                                                   Page Number
                                                                   -----------
PART I.   Financial information

                  Balance sheets -
                    December 31, 2000 and
                    September 30, 2000                                 3

                  Statements of operations -
                    Three months ended
                    December 31, 2000 and 1999                         4

                  Statements of cash flows -
                    Three months ended
                    December 31, 2000 and 1999                        5-6

                  Notes to financial statements                        7

                  Management's discussion and analysis
                  of financial condition and results
                  of operations                                       8-9


Part II.  Other information and signatures                            10

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                   December 31,   September 30,
                                                       2000           2000
                                                   -----------    ------------
                                                   (unaudited)

                 ASSETS

Cash                                               $   710,976     $  812,520
Other receivables                                      549,482        549,482
Property held for sale                               1,368,313      1,366,915
Other assets                                            34,467         55,994
                                                   -----------     ----------
                                                   $ 2,663,238     $2,784,911
                                                   ===========     ==========



         LIABILITIES AND EQUITY

Liabilities:
   Accounts payable and
    other liabilities                             $   161,319     $   215,551
                                                  -----------     -----------
                                                      161,319         215,551

Partners' equity:
   4,485,504 units authorized
    and outstanding                                 2,501,919       2,569,360
                                                  -----------     -----------
                                                  $ 2,663,238     $ 2,784,911
                                                  ===========     ===========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                 2000        1999
                                              ---------  ----------

Interest income                               $   9,538      15,311
Other income                                     10 000         440
                                              ---------  ----------
                                                 19,538      15,751

Cost and expenses:
  Selling, general and
    administrative expenses                      73,414     103,792
  Interest                                                      496
  Property taxes                                 13,565      32,990
                                              ---------  ----------

      Total costs and expenses                   86,979     137,278
                                              ---------  ----------

Net loss                                      $ (67,441) $ (121,527)
                                              =========  ==========-
1.

Net loss per unit                             $   (0.02) $    (0.03)
                                              =========  ==========

Weighted average number of
  units outstanding                           4,485,504   4,485,504
                                              =========  ==========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                               2000        1999
                                            -----------  -----------
Cash flows from operating activities:
  Cash was received from:
    Interest income                         $     9,538      25,833
    Other cash received                          10,000         440
                                            -----------  -----------
                                                 19,538      26,273

  Cash was expended for:
    Selling, general and
     administrative, property
     taxes and other expenses                   115,726     184,601
    Interest paid                                  -            496
    Improvements to property
     held for sale                                5,356      97,876
                                            -----------  -----------
                                                121,082     282,973

Net cash used in
  operating activities                         (101,544)   (256,700)
                                            -----------  -----------

Cash flow from investing activities:
    Purchase of property
     and equipment                                 -         (9,182)
                                            -----------  -----------
Net cash used in investing
 activities                                        -         (9,182)
                                            -----------  -----------
Cash flow from financing activities:
  Partner distributions                            -     (2,242,752)
                                            ===========  -----------

  Net cash used in financing
    activities                                     -     (2,242,752)
                                            ===========  -----------

Net decrease in cash                           (101,544) (2,508,634)

Cash at beginning of year                       812,520   3,113,800
                                            -----------  -----------

Cash, end of period                         $   710,976  $  605,166
                                            ===========  ===========


                                   (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)



                                                    2000         1999
                                                 ----------   ----------
Reconciliation of net loss
  to cash used in operating activities:

Net loss                                         $ (67,441)   $(121,527)
                                                 ----------   ----------

Adjustments to reconcile net
  loss to net cash used in operating
  activities:

  Depreciation and amortization                        679          679

Change in assets and
  liabilities:

    Increase in:
      Property held for sale                        (1,398)     (41,472)
    Decrease in:
      Mortgage notes and
        other receivables                              -         10,071
      Other assets                                  20,848        4,552
      Accounts payable and
        accrued liabilities                        (54,232)    (109,003)
                                                 ----------   ----------

Total Adjustments                                  (34,103)    (135,173)
                                                 ----------   ----------

Net cash flow used in
  operating activities                           $(101,544)   $(256,700)
                                                 ==========   ==========


                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                               THREE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999

1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

2. Income tax:

         The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold) and estimates that Federal tax due, if any, on gross income for Federal tax purposes for the tax year ending December 31, 2000 will be approximately $25,000. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               THREE MONTHS ENDED
                     December 31, 2000 AND December 31, 1999
                                   (UNAUDITED)

Results of Operations
---------------------

NOTE: Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

During the three month periods ended December 31, 2000 and 1999, the Partnership had net revenues totaling $19,538 and $15,751 respectively, and a net loss of ($67,441) or ($0.02) per unit and a net loss of ($121,527) or $0.03 per unit, respectively. During the quarters ended December 31, of both 2000 and 1999 the Partnership did not effect any sales of its real estate and its only revenues were derived primarily from interest and miscellaneous other income.

Selling, Administrative and Other Expenses
------------------------------------------

Selling, general and administrative expenses were $73,414 in the quarter ended December 31, 2000, compared with $103,792 in the corresponding quarter of 1999 resulting principally from a reduction of professional fees during the December 31, 2000 quarter..

Liquidity and Capital Resources
-------------------------------

Cash decreased from $812,520 at September 30, 2000 to $710,976 at December 31, 2000, resulting principally from the Partnership's ongoing administrative and selling expenses without sales revenues during the period. See Financial Information - Statements of Cash Flows. The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Financial Information - Statements of Cash Flows. During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by cash on hand. Future sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Affect of Land Sales on Future Cash Flow
----------------------------------------

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. As of December 29, 2000, the Partnership retained and was holding for sale: (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $400,000; (2) a tract of approximately 4.54 acres in the Village of Royal Palm Beach zoned for multi-family residential units; 3) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and (4) a tract of approximately 20 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach.

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

The partnership has declared aggregate distributions of $32, 519, 094 ($7.25) per unit since inception through December 29, 2000, including $3,364.128 ($0.75 per Unit) during the fiscal year ended September 30, 2000. Total net cash flow which might become available for additional distributions is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part.

Environmental Matters
---------------------

 There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Income Taxes
------------

See Note 2 to the Financial statements.

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

ROYAL PALM BEACH COLONY,
LIMITED PARTNERSHIP


         By: Stein Management Company, Inc.
         Managing General Partner


By: /s/ Irving Cowan
------------------------------
Irving Cowan, President

DATE: February 15, 2001