Form 10-Q
period 2001-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2001-06-15
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter and Six Months Ended March 31, 2001

                          Commission File Number 1-8893



                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        59-2501059
  ----------------------------------                     ---------------------
    (State of other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification Number)



     2501 S. Ocean Drive
     Hollywood, Florida                               33019
-------------------------------                 -----------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code      (954) 927-3080
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

                             YES [ X ]      NO [  ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                          Outstanding at March 31, 2001
-------------------------------      ------------------------------------
  Limited Partnership Units                        4,485,504 units

                                      INDEX

                                                                   Page Number
PART I.      Financial Information

                            Balance sheets -
                              March 31, 2001 and
                              September 30, 2000                        2

                            Statements of operations -
                              Three months and six months ended
                              March 31, 2001 and 2000                   3

                            Statements of cash flows - Three
                              months and six months ended March
                              31, 2001 and 2000                        4-5

                            Notes to financial statements               6

                            Management's discussion and analysis
                              of financial condition and results
                              of operations                           7-8

Part II. Other information and signatures                              9

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                        March 31,     September 30,
                                          2001             2000
                                      -----------      -----------
                                      (unaudited)
                         ASSETS

Cash                                  $ 1,418,528      $   812,520
Other receivables                           2,103          549,482
Property held for sale                  1,080,358        1,366,915
Other assets                               28,536           55,994
                                      -----------      -----------

                                      $ 2,529,525      $ 2,784,911
                                      ===========      ===========


              LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accounts payable and other
    liabilities                       $   162,285      $    215,551
                                      -----------      ------------



Partners' equity:
  4,485,504 units authorized and
     outstanding                        2,367,240         2,569,360
                                      -----------      ------------

                                      $ 2,529,525      $  2,784,911
                                      ===========      ============

                        See notes to financial statements
                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                                              Three Months Ended                    Six Months Ended
                                                   March 31,                            March 31,
                                             --------------------                ---------------------
                                          2001                 2000            2001                 2000
                                       -----------          -----------     -----------          -----------
Land revenues                          $   330,000          $ 1,316,250     $   330,000          $ 1,316,250
Interest income                             11,920               15,947          21,458               31,258
Other income                                    --                   --          10,000                  440
                                       -----------          -----------     -----------          -----------
                                           341,920            1,332,197         361,458            1,347,948
                                       -----------          -----------     -----------          -----------

Cost and expenses:
  Cost of sales                            293,477            1,075,801         293,477            1,075,801
  Selling, general and
    administrative expenses                170,968              204,071         244,382              306,504
  Interest                                      --                  297              --                  793
    Property taxes                          12,154               18,990          25,719               53,339
                                       -----------          -----------     -----------          -----------

      Total costs and expenses             476,599            1,299,159         563,578            1,436,437
                                       -----------          -----------     -----------          -----------

Net income (loss)                      $  (134,679)         $    33,038     $  (202,120)         $   (88,489)
                                       ===========          ===========     ===========          ===========
Net income (loss) per unit             $     (0.03)         $      0.01     $     (0.05)         $     (0.02)
                                       ===========          ===========     ===========          ===========

Weighted average number of
  units outstanding                      4,485,504            4,485,504       4,485,504            4,485,504
                                       ===========          ===========     ===========          ===========

                        See notes to financial statements
                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                   Three Months Ended                       Six Months Ended
                                                        March 31,                                March 31,
                                             -------------------------------          -------------------------------
                                                2001                 2000                2001                2000
                                             -----------         -----------          -----------         -----------
Cash flows from operating activities:

   Cash was received from:
     Collections on sales
      and receivables                        $   330,000         $ 1,328,750          $   330,000         $ 1,328,750
        Interest Income                           11,920              15,947               21,458              41,780
     Sale of utility system                      548,317             379,363              548,317             379,363
     Other                                            --                  --               10,000                 440
                                             -----------         -----------          -----------         -----------
                                                 890,237           1,724,060              909,775           1,750,333
                                             -----------         -----------          -----------         -----------

   Cash was expended for:
     Selling, general and
      administrative, property
      taxes and other expenses                   182,207             255,869              297,933             440,470
     Interest paid (net of
      amounts capitalized)                            --                 297                   --                 793
     Improvements to property
      held for sale                                  478              36,462                5,834             134,338
                                             -----------         -----------          -----------         -----------
                                                 182,685             292,628              303,767             575,601
                                             -----------         -----------          -----------         -----------

Net cash provided by
 operating activities                            707,552           1,431,432              606,008           1,174,732
                                             -----------         -----------          -----------         -----------

Cash flow from investing activities:
   Purchase of property
    and equipment                                     --                  --                   --              (9,182)
                                             -----------         -----------          -----------         -----------
Net cash used in investing
 activities                                           --                  --                   --              (9,182)
                                             -----------         -----------          -----------         -----------

Cash flow from financing activities:
   Partner distributions                              --          (1,121,376)                  --          (3,364,128)
                                             -----------         -----------          -----------         -----------
Net cash used in financing
 activities                                           --          (1,121,376)                  --          (3,364,128)
                                             -----------         -----------          -----------         -----------

Net increase (decrease) in cash                  707,552             310,056              606,008          (2,198,578)
Cash, beginning of period                        710,976             605,166              812,520           3,113,800
                                             -----------         -----------          -----------         -----------
Cash, end of period                          $ 1,418,528         $   915,222          $ 1,418,528         $   915,222
                                             ===========         ===========          ===========         ===========


                        See notes to financial statements
                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     RECONCILIATION OF NET LOSS TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                       Three Months Ended                 Six Months Ended
                                            March 31,                         March 31,
                                  -----------------------------      ---------------------------
                                      2001             2000             2001            2000
                                  -----------       -----------      -----------     -----------
Net income (loss)                 $  (134,679)      $    33,038      $  (202,120)    $   (88,489)
                                  -----------       -----------      -----------     -----------

Adjustments to reconcile net
loss to net cash provided by
operating activities:

   Depreciation and amortization          679               680            1,358           1,359
   Change in assets and
    liabilities:

    Decrease in:
     Mortgage notes and
      other receivables               547,379           390,722          547,379         400,793
     Property held for sale           287,955         1,042,093          286,557       1,000,621
     Other assets                       5,252               465           26,100           5,017
     Accounts payable and
      accrued liabilities                 966           (48,066)         (53,266)       (157,069)
    Increase in:
     Deposits on land sales                --            12,500               --          12,500
                                  -----------       -----------      -----------     -----------


Total adjustments                     842,231         1,398,394          808,128       1,263,221
                                  -----------       -----------      -----------     -----------

Net cash flow provided by
  operating activities              $ 707,552        $1,431,432        $ 606,008      $1,174,732
                                  ===========       ===========      ===========     ===========

                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                            MARCH 31, 2001 AND 2000


1. Interim financial statements:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.


2. Income Tax.

The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenue less cost of land sold). For the six months ended March 31, 2001 and 2000, gross income for Federal tax payments is not material and accordingly, no provision for Federal taxes has been provided. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           THREE AND SIX MONTHS ENDED
                        March 31, 2001 AND March 31, 2000
                                   (UNAUDITED)

Results of Operations

NOTE: Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

During the six month periods ended March 31, 2001 and 2000, the Partnership had net land revenues totaling $330,000 and $1,316,250 respectively, and a net loss of ($202,120) or ($0.05) per unit and a net loss of ($88,489) or ($0.02) per unit, respectively. During the quarter ended March 31, 2001 the partnership's revenues were principally derived from the sale of a tract of approximately 4.54 acres in the Village of Royal Palm Beach zoned for multi-family residential units. During the corresponding quarter of 2000, the partnership's revenues derived from its sale of 45 residential lots in the Crestwood single family tract for gross proceeds of $1,316,250.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $244,382 in the six months ended March 31, 2001, compared with $306,504 in the corresponding quarter of 2000, the reduction resulting principally from lower commission expenses due to lower land sales during the period.

Liquidity and Capital Resources

Cash increased from $812,520 at September 30, 2000 to $1,418,528 at March 31, 2001, resulting principally from the Partnership's collection during the period of a receivable under the Utility Contract referred to under "Affect of Land Sales on Future Cash Flow," and from the sale of land referred to above. The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by cash on hand. Future sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land. The cost of sales of $293,477 and $1,075,801 during the three months ended March 31, 2001 and 2000, respectively, reflect the sales made in those quarters as reflected under "Results of Operations."


Affect of Land Sales on Future Cash Flow

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. As of March 31, 2001, the Partnership retained and was holding for sale: (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $400,000; (2) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and (3) a tract of approximately 20 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach.

The Partnership has held discussions with the County of Palm Beach with respect to the sale of the aforesaid 162 lots to the County at prices in excess of the carrying value thereof on the Partnership's books, but to date the Partnership had declined to sell the lots, believing that the lots would have a substantially higher value if building permits could be acquired therefor; however, the County has refused to issue building permits. The Partnership instituted litigation in the Florida District Court for Palm Beach County to compel the issuance of such permits; recently, however, a decision adverse to the Partnership was rendered. The Partnership is considering additional legal proceedings, including an appeal of the court's decision.

In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Partnership was entitled to receive annual payments through 2003 based on water consumption in the Village. Through December 29, 2000 the Partnership had received total payments of $6,639,000 in "consumption" payments and $331,935 in Guaranteed payments under the Utility Contract, and received approximately $548,000 in January, 2001 in respect of the year 2000. The Utility Contract will expire in 2003. Since the highest annual payment in the previous ten years was $427,000, it is considered extremely unlikely that the rate of new construction or water consumption in such area will be sufficient to enable the Partnership to receive the maximum remaining $4,261,000 in contingent payments under the Utility Contract prior to the expiration of the contingent payment term.

The partnership has declared aggregate distributions of $32, 519, 094 ($7.25) per unit since inception through March 31, 2001. No distributions have been made since March 3, 2000. Total net cash flow which might become available for additional distributions is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part.

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

DATE: June 14, 2001