Form 10-Q
period 2001-06-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2001-08-22
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2001
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

                                YES [ X ] NO [  ]



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                          Outstanding at June 30, 2001
--------------------------                ----------------------------
 Limited Partnership Units                        4,485,504 units

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.  Financial Information

                           Balance sheets -
                             June 30, 2001 and
                             September 30, 2000                            2

                           Statements of operations -
                             Three months and nine months ended
                             June 30, 2001 and 2000                        3

                           Statements of cash flows -
                             Three months and nine months ended
                             June 30, 2001 and 2000                        4-5

                           Notes to financial statements                   6

                           Management's discussion and analysis
                             of financial condition and results
                             of operations                                 7-8

Part II. Other information and signatures                                  9


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                               June 30,     September 30,
                                                 2001           2000
                                              ----------     ----------
                                             (unaudited)




                          ASSETS

Cash                                          $  609,317     $  812,520
Other receivables                                  1,169        549,482
Property held for sale                         1,018,380      1,366,915
Other assets                                      85,674         55,994
                                              ----------     ----------

                                              $1,714,540     $2,784,911
                                              ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accounts payable and other
    liabilities                               $  202,747     $  215,551
                                              ----------     ----------



Partners' equity:
    4,485,504 units authorized and
     outstanding                               1,511,793      2,569,360
                                              ----------     ----------

                                              $1,714,540     $2,784,911
                                              ==========     ==========


                        See notes to financial statements


                          ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                    STATEMENTS OF OPERATIONS
                               THREE MONTHS AND NINE MONTHS ENDED
                                     JUNE 30, 2001 AND 2000
                                           (UNAUDITED)




                                        Three Months Ended                Nine Months Ended
                                              June 30,                         June 30,
                                   ----------------------------     ---------------------------
                                       2001             2000             2001           2000
                                   -----------      -----------     -----------     -----------
Land revenues                      $   250,000     $      --        $   580,000     $ 1,316,250
Interest income                         11,343          11,196           32,801          42,454
Other income                               287          20,670           10,287          21,110
                                   -----------      -----------     -----------     -----------
                                       261,630           31,866         623,088       1,379,814
                                   -----------      -----------     -----------     -----------

Cost and expenses:
  Cost of sales                         92,878            --            386,355       1,075,801
  Selling, general and
    administrative expenses            115,555         121,551          359,937         429,414
  Interest                                --              --               --               793
Property taxes                          11,543          24,013           37,262          75,993
                                   -----------      -----------     -----------     -----------

      Total costs and expenses         219,976         145,564          783,554       1,582,001
                                   -----------      -----------     -----------     -----------

Net income (loss)                  $    41,654     $  (113,698)     $  (160,466)    $  (202,187)
                                   ===========     ===========      ===========     ===========
Net income (loss) per unit         $      0.01     $     (0.03)     $     (0.04)    $     (0.05)
                                   ===========     ===========      ===========     ===========

Weighted average number of
  units outstanding                  4,485,504       4,485,504        4,485,504       4,485,504
                                   ===========     ===========      ===========     ===========



                        See notes to financial statements


                            ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                      STATEMENTS OF CASH FLOWS
                                 THREE MONTHS AND NINE MONTHS ENDED
                                       JUNE 30, 2001 AND 2000
                                             (UNAUDITED)



                                              Three Months Ended             Nine Months Ended
                                                   June 30,                        June 30,
                                        ---------------------------     ---------------------------
                                             2001           2000            2001            2000
                                        -----------     -----------     -----------     -----------
Cash flows from operating
  activities:

   Cash was received from:
     Collections on sales
      and receivables                   $   250,000     $      --       $   580,000     $ 1,328,750
           Interest Income                   11,343          11,196          32,801          52,976
     Sale of utility system                    --              --           548,317         379,363
     Other                                      287           8,170          10,287           8,610
                                        -----------     -----------     -----------     -----------
                                            261,630          19,366       1,171,405       1,769,699
                                        -----------     -----------     -----------     -----------

   Cash was expended for:
     Selling, administrative
      and property taxes                    173,449         138,062         471,382         603,505
     Interest paid (net of
      amounts capitalized)                     --              --              --               793
     Improvements to property                   291           2,077           6,125         111,442
                                        -----------     -----------     -----------     -----------
                                            173,740         140,139         477,507         715,740
                                        -----------     -----------     -----------     -----------

Net cash provided by (used in)
 operating activities                        87,890        (120,773)        693,898       1,053,959
                                        -----------     -----------     -----------     -----------

Cash flow from investing activities:
   Purchase of property
    and equipment                              --              --              --            (9,182)
                                        -----------     -----------     -----------     -----------
Net cash used in investing
 activities                                    --              --              --            (9,182)
                                        -----------     -----------     -----------     -----------

Cash flow from financing activities:
   Partner distributions                   (897,101)           --          (897,101)     (3,364,128)
                                        -----------     -----------     -----------     -----------
Net cash used in financing
 activities                                (897,101)           --          (897,101)     (3,364,128)
                                        -----------     -----------     -----------     -----------

Net decrease in cash                       (809,211)       (120,773)       (203,203)     (2,319,351)

Cash, beginning of period                 1,418,528         915,222         812,520       3,113,800
                                        -----------     -----------     -----------     -----------

Cash, end of period                     $   609,317     $   794,449     $   609,317     $   794,449
                                        ===========     ===========     ===========     ===========







                        See notes to financial statements

                           ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                     STATEMENTS OF CASH FLOWS
                          RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                                 PROVIDED BY OPERATING ACTIVITIES
                     THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                            (UNAUDITED)



                                           Three Months Ended               Nine Months Ended
                                                JUNE  30,                        JUNE 30,
                                      ---------------------------     ---------------------------
                                          2001            2000            2001            2000
                                      -----------     -----------     -----------     -----------

Net income (loss)                     $    41,654     $  (113,698)    $  (160,466)    $  (202,187)
                                      -----------     -----------     -----------     -----------

Adjustments to reconcile net
 (income) loss to net cash
 provided by operating activities:

   Depreciation                               613             679           1,971           2,038
   Forfeited deposit on
    land sales                               --           (12,500)           --              --
Change in assets and
 liabilities:
    Increase in:
     Other assets                         (57,751)        (37,012)        (31,651)        (31,995)

    Decrease in:
     Mortgage notes and
      other receivables                       934            (606)        548,313         400,188
     Property held for sale                61,978            (401)        348,535       1,000,220
     Accounts payable and
      accrued liabilities                  40,462          42,765         (12,804)       (114,305)
 Total adjustments                         46,236          (7,075)        854,364       1,256,146
                                      -----------     -----------     -----------     -----------


Net cash flow provided by
  operating activities                $    87,890     $  (120,773)    $   693,89      $ 1,053,959
                                      ===========     ===========     ===========     ===========



                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           THREE AND NINE MONTHS ENDED
                             JUNE 30, 2001 AND 2000




1. Interim financial statements:

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.


2. Income tax:

         The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). For the nine months ended June 30, 2001 and 2000, gross income for Federal tax payments is not material and accordingly, no provision for Federal taxes has been provided. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           THREE AND SIX MONTHS ENDED
                         June 30, 2001 AND June 30, 2000
                                   (UNAUDITED)

Results of Operations
---------------------

NOTE: Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

During the nine month periods ended June 30, 2001 and June 30, 2000, the Partnership had land sale revenues totaling $580,000 and $1,316,2250 respectively, and a net loss of ($160,466) or ($0.04) per unit and a net loss of ($202,187) or ($0.05) per unit, respectively. During the quarter ended June 30, 2001 the Partnership's land sale revenues were $250,000, derived from the sale of a tract of approximately 4.54 acres in the Village of Royal Palm Beach zoned for multi-family residential units. During the corresponding quarter of 2000, the partnership had no land sale revenues. Net income (loss) during the quarters ended June 30, 2001 and June 30, 2000 was $41,654 or $0.01 per Unit and ($113,698) or ($0.03) per Unit


Selling, Administrative and Other Expenses
------------------------------------------

Selling, general and administrative expenses were $359,937 in the nine months ended June 30, 2001, compared with $429,414 in the corresponding quarter of 2000, the reduction resulting principally from lower commission expenses due to lower land sales during the period.

Liquidity and Capital Resources
-------------------------------

Cash decreased from $812,520 at September 30, 2000 to $609,317 at June 30, 2001, resulting principally from from an excess of selling, general and administrative costs, and property taxes, plus a distribution to partners of $897,101 paid in the quarter ended June 30, 2001, over cash received from land sales ($580,000) and contingent Utility Contract income ($548,000 - as described below under "Affect of Land Sales on Future Cash Flow." The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by cash on hand. Future sales of land are subject to conditions which might not be satisfied, although the Partnership has no present knowledge of circumstances which would render likely the non-satisfaction of such conditions.

Cost of Sales
-------------

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above. The cost of sales for the three months ended June 30, 2001 was $92,878 as compared with no cost of sales during the three months ended June 30, 2000.


Affect of Land Sales on Future Cash Flow
----------------------------------------

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. As of June 30, 2001, the Partnership retained and was holding for sale: (1) a 50% interest in 3.2 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $400,000; (2) 162 lots in the vicinity of the Village of Royal Palm Beach zoned for residential use but presently the subject of litigation as to the availability of building permits; and (3) a tract of approximately 20 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach.

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


The partnership has declared aggregate distributions of $33,417,005 ($7.45) per unit since inception through June 30, 2001, including $897,101 paid in the quarter ended June 30, 2001. Total net cash flow which might become available for additional distributions is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part.


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


By:  /s/ Irving Cowan
   -----------------------
   Irving Cowan, President

DATE: August 14, 2001