Form 10-K
period 2001-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2002-03-01
CIK 764606

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

                          Commission File Number 1-8893

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            59-2501059
          --------                                            ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)

                  2501 S. Ocean Drive Hollywood, Florida 33019
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
                                 (305) 927-3080

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Name of Each Exchange on which Registered -
                                      None

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

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss.. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the limited partnership units held by non-affiliates of Registrant computed by reference to the last reported sale price of the Units over-the-counter on December 31, 2001 was approximately $1,507,000.

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

Results of Liquidation Activities

The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company. Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $79,909,000.

     The partnership has declared aggregate distributions of $32,520,128 ($7.45) per unit since inception through December 31, 2001, including $897,101 ($0.20 per Unit) during the fiscal year ended September 30, 2001. See Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters "Prior Distributions."

     As of December 31, 2001, the Partnership retained and was holding for sale:

     (1) a 50% interest in 1.6 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach under option for sale for a price which would generate gross proceeds to the Partnership of approximately $375,000.

     (2) a tract of approximately 20 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach, which is under contract for sale for $1,462,000.

Factors Affecting Future Operations and Distributions

     The availability of cash for distribution in the future will depend upon a variety of factors not currently determinable. Management has now substantially completed the development and sale of most of the Partnership's remaining land in Palm Beach County, and its last three parcels are currently under contract. However, there can be no assurance that all or any of such contracts will close, and although the Partnership expects to receive future collections of contingent receivables relating to a prior sale of a utility plant, it is currently uncertain when additional cash will become available for distribution. See Item 2 - "Properties," for a discussion of potential sources of and anticipated timing of the receipt of revenue which will affect future distributions.

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

Competition

The real estate business conducted by the Partnership is highly competitive. The Partnership's sales of its remaining land will compete with surrounding developments, and it is possible that competitive forces could result in one or more purchasers under the remaining contracts for sale of the Partnership's properties determining not to close.

Impact of General Economic Conditions

The development and sale of real estate occurs within a historically cyclical market, and is significantly influenced by general economic conditions. Recent reductions in interests rates could have a favorable impact on the decision of purchasers for the Partnership's remaining properties to close on contracts previously executed and on the number of new utility connections installed in the Village of Royal Palm Beach, which in turn will have an impact on the contingent receivables payable under the Utilities contract. See "Utility Contingent Receivable" below. If significant interest rate increases occur in the future, the real estate market could suffer as a result.

Personnel:

As of December 31, 2001, Stein Management Company, Inc. ("Steinco")the Managing General Partner, employed 1 person, who acts as an administrator of its books and records. The balance of the Partnership's affairs are carried out by independent brokers, contractors and other consultants under the direction of the Board of Directors of Steinco. See Item 10.

Office Facilities:

The Partnership's executive headquarters have been located at 2501 S. Ocean Drive, Hollywood, Florida 33019 but will be re-located to 3225 Aviation Avenue, Suite 700, Coconut Groves, Florida 33133 on or about February 28, 2002. The previous are owned by an affiliate of Hasam Realty Limited Partnership ("Hasam L.P."), a general partner of the Partnership, which made available to the Partnership as an accommodation without charge. The new premises will be located in a portion of premises occupied by Randy Reiger, who has been the broker for numerous real estate sales by the Partnership, and who is making such space available without cost to the Partnership.

Item 2. Properties

Palm Beach County, Florida

The Crestwood Tract

Although the Partnership had previously sold nearly all of its land in the Village, it reacquired in 1992, through foreclosure of a defaulted purchase money mortgage, the 165 acre Crestwood Tract of undeveloped land in the Village. When reacquired, the Crestwood Tract was zoned and preliminary approval had been obtained for the development of 172 single-family homesites (the "Single Family Tract") and 625 multi-family units. The Crestwood Tract is bisected by a principal Village road and has access to all utilities, but was otherwise undeveloped with the exception of the existence of portions of a drainage system. Through December 31, 2001, all of the Crestwood Tract had been sold with the exception of the 1.6 acres of commercial property under option and the 20 acre tract intended for multi-family residential construction described in Item 1 above.

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

The second phase consists of two additional parcels in the 14 acre portion rezoned as described above, which adjoin the shopping center site. The purchaser is seeking the appropriate approvals from the Village. The first such parcel was sold during the year for a gross sale price of $500,000. Subject to receipt of such approvals, the Partnership anticipates closing on the remaining parcel in May 2002 for gross proceeds of approximately $375,000 but the timing of closing on the second parcel is currently uncertain.

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

     Between 1995 and 1997, the Partnership completed the off-site and on-site improvements required for the development of 198 lots in the Residential Tract. Through December 31, 2001, the Partnership had sold all of the 198 lots in the Residential Tract but had reacquired 45 such lots upon foreclosure in October, 1999. During the quarter ended March 31, 2000, the Company resold such lots for gross proceeds or $1,316,250 and net proceeds after real estate taxes and brokerage commissions of $1,092,000.

     In August 1999 the Partnership sold a substantial part of the remainder of the multi-family zoned land (comprising approximately 26 acres) for $2,225,000 in gross proceeds, and approximately $1,886,000 in net proceeds after costs of sale. Previously, in November 1998, the Partnership sold 7.7 acres for net proceeds of $288,000.

     The Partnership also holds a tract of approximately 20 acres of multi-family zoned property in the Crestwood multi-family tract in the Village of Royal Palm Beach. This property is under contract of sale for a gross selling price of $1,462,000. The closing of this transaction is subject, as were the prior contracts, to due diligence review by the purchaser and, thereafter, to numerous land use and other contingencies and the closing is therefore not expected to occur until approximately April 2002.

     Proceeds previously received for various sales within the Crestwood tract, and proposed sale prices under previously canceled contracts, do not necessarily constitute a reliable predictor of the proceeds which may be anticipated for sales of the balance of the Partnership's land within the Crestwood area.

Utility Contingent Receivable

     In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Predecessor company received $2,510,000 on closing, and was entitled to future payments to a maximum of $10,900,000 as future connections, measured by consumption increases, were made to the system over a period ending August, 2001. As of September 30, 2001, $3,742,000 had not been received. The Utility Contract also provided for contingent extension periods aggregating not more than three additional years to compensate for possible future governmental building moratoriums or water use restrictions. The Partnership's consultants have advised it that the term has been extended through 2003 as a result of water usage restrictions imposed by the South Florida Water Management District in 1990 and 1991 and moratorium actions taken by the Village of Royal Palm Beach in 1985 and 1986. The Utility Contract also calls for payments to the Partnership equal to 25% of any "Guaranteed Revenues" (payment by developers to secure guaranteed allocations of plant capacity) collected by the Village to a maximum payment of $500,000, of which $361,000 has been received through September 30,2001.

     Through December 31, 2001 the Partnership had received total payments of $7,158,000 in "consumption" payments and $361,000 in Guaranteed payments under the Utility Contract, and was entitled to receive approximately $442,000 in January, 2002 in respect of the year 2001. The Utility Contract will expire in 2003. Since the highest annual payment in the ten years ending September 30, 2000 was only $519,000, it is a virtual certainty that the rate of new construction or water consumption in such area will not be sufficient to enable the Partnership to receive the maximum remaining in contingent payments under the Utility Contract prior to the expiration of the contingent payment term.

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

The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units in over-the-counter trading during the fiscal years ended September 30, 2000 and 2001. As of December 31, 2000, based on its records, the Partnership believes that there were a total of approximately 970 holders of Units, including holders acting as nominee for securities brokerage firms and athers.

Fiscal Year Ended: September 30, 2000

Quarter              High               Low
-------              ----               ---
First                1 1/2              1/2
Second               1 1/64            9/16
Third                1 3/8              3/8
Fourth                11/16             1/2

Fiscal Year Ended: September 30, 2001

Quarter              High               Low
-------              ----               ---
First                $.65               $.20
Second               $.30               $.20
Third                $.80               $.35
Fourth               $.85               $.10

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

At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of taxable income and loss and distributions since inception, the capital account and tax basis attributable to each Unit which has remained in the hands of an original Unitholder has been reduced to $0.71 as of September 30, 2001. Each person acquiring a Unit after inception has a tax basis in such Unit equal to the net price paid therefor. Such basis is thereafter increased by such Unit's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made.

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

The Partnership has declared and paid the following liquidating distributions:

Payment Date            Amount Per Unit
------------            ---------------
April 15, 1986               $ .25
August 15, 1986                .35
December 15, 1986              .40
January 15, 1988               .50
July 15, 1988                  .50
January 15, 1989               .50
July 17, 1989                 1.00
September 29, 1989             .75
March 30, 1990                 .75
July 31, 1990                  .50
August 30, 1991                .50
December 15, 1991              .25
December 16, 1992              .25
October 27, 1999               .50
February 17,2000               .25
June, 2001                     .20
                             -----
                              7.45

Item 6. Selected Financial Data

The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:

                                     Fiscal Years Ended September 30,
                           --------------------------------------------------------
                             2001         2000       1999        1998         1997
Selected Income
       Statement Data

Revenues                   $ 1,074     $ 2,058     $ 8,412     $ 2,170      $ 3,107
Net income (loss)          $   172     $   281       3,107        (215)         391
Income (loss)
       per unit            $  0.04        0.06        0.69        (.05)         .09

Selected Balance
Sheet Data

Total assets               $ 2,048     $ 2,785     $ 5,936     $ 4,786      $ 5,228
Mortgage Notes Payable        $-0-         -0-         -0-       1,322        1,676
Partners' equity             1,845       2,569       5,652       2,546        2,761
Cash distributions
per unit                   $  0.20     $  0.75     $  0.00     $  0.00      $  0.00


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

Item 7. Management's Discussion And Analysis of Financial Condition And Results of Operations

During the fiscal year, the Partnership had gross revenues of $1,074,495 most of which resulted from land sales, as compared with $2,058,211 in 2000 and $8,411,560 in 1999. Net income was $172,422 in 2001, as compared with $280,524 in 2000 and $3,106,905 in 1999.

The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. See Item 2. Cash was $3,113,800 at September 30, 1999 as a result of the closing of material land sales and decreased to $812,520 as of September 30, 2001 principally as a result of a distributions to Unitholders aggregating $3,364,128 during the year. Cash declined to $515,952 at September 30, 2001 partially as the result of distributions to Unitholders aggregating $897,101 during the year and reduced revenues from land sales. See Financial Information
- Statements of Cash Flows.

During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by existing cash, land sale closings and contingent utility receipts described under the caption "Utility Contingent Receivable" under Item 2 above.

Affect of Land Sales on Future Cash Flow

The Partnership's future revenues will depend solely upon its ability to develop and/or sell its remaining real estate, and upon receipts from a prior sale of a utility plant. Total net cash flow which might become available for distribution is unpredictable due to uncertain conditions in the South Florida real estate market in which the Partnership's remaining real estate is located, and competition from other owners and developers of real estate in the South Florida market. These conditions will continue to affect the realizable value of the Partnership's remaining land, including decisions by parties holding options on the Partnership's land to exercise such options in whole or in part. The rate of construction in the Village of Royal Palm Beach could also significantly affect future payments to the Partnership under the contract described under the caption "Utility Contingent Receivable" under Item 2 above.

Environmental Matters

There are no environmental contingencies in respect of the Partnership or its properties. Use of all of the Partnership's properties is subject to compliance with state and county land use regulations relating to environmental matters, which the Partnership takes into account in considering the values of its properties.

Results of Operations


                               Fiscal Years Ended September 30
                               --------------------------------

                               2001           2000          1999
                               ----           ----          ----
Sales of land, net         $  595,000     $1,436,000     $8,000,000
Interest income                37,000         53,000         29,000

Sale of utility system        442,000        548,000        379,000

Other                              --         21,000          3,000
                           ----------     ----------     ----------

Total revenues             $1,074,000     $2,058,000     $8,411,000
                           ==========     ==========     ==========


Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above.

Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $1,334,174 in 1999, decreasing to $585,085 in 2000 and $492,046 in 2001, primarily due to declining sales commission levels resulting from reductions in the volume of real estate sales.

Property Taxes

Property tax expense decreased materially from 1999 to 2001 because of substantial sales of the Partnership's properties.

Income Taxes

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include federal tax of $9,238, $19,908 and $70,000 for the years ended September 30, 2001, 2000 and 1999, respectively. See Note 6 the Financial Statements included with this report.

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

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following information is provided with respect to the directors and officers of each general partner of the Registrant.(l)


------------------------------- ----------------------------------------- -------------------------------------------
Name and Age                     Present Position With the Registrant      Other Positions With the Registrant

------------------------------- ----------------------------------------- -------------------------------------------
Irving Cowan       69            President of Steinco                      Private Investor

------------------------------- ----------------------------------------- -------------------------------------------
David B. Simpson   62            Vice President and Director of Steinco    Attorney currently in private practice
                                                                           and counsel to the Partnership

------------------------------- ----------------------------------------- -------------------------------------------
Jack Friedland     76            Member of Friedco,LLC (1)                 Private Investor

------------------------------- ----------------------------------------- -------------------------------------------
Leonard Friedland  77            Member of Friedco,LLC (1)                 Private Investor

------------------------------- ----------------------------------------- -------------------------------------------
Herbert Tobin      61            Director of Steinco                       Private Investor
                                 Director, Secretary
                                 And Treasurer(*)of
                                 Steinco

------------------------------- ----------------------------------------- -------------------------------------------
Marjorie Cowan     61            Member of Friedco,LLC (1)                 Private Investor

------------------------------- ----------------------------------------- -------------------------------------------
Harold Friedland   71            Member of Friedco                         Private Investor

------------------------------- ----------------------------------------- -------------------------------------------


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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partners of the Partnership, and persons who own more than ten percent of the Partnership's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and greater than ten-percent Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. No such forms were furnished to the Partnership during fiscal 2001. Based solely on the foregoing the Partnership believes that during fiscal 2001, no purchases or sales of units were made requiring compliance with applicable
Section 16(a) filing requirements.

Item 11. Executive Compensation

During fiscal 2001 officers and directors of Steinco, the managing partner, as a group (3 persons), earned $22,500 in cash compensation.

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

Amount Beneficially               Percent of
Name and Address                  Owned (a)                       Class
------------------                -----------                     -----
Harold Friedland                  712,417 (1)                     15.8%
636 Old York Road #210
Jenkintown, PA 19046

Jack Friedland                  1,155,834 (1)(2)                  25.8%
111 Regatta Drive
Jupiter, FL 33477

Leonard Friedland               1,170,196 (1)(3)                  26.1%
6530 Allison Road
Miami Beach, FL 33131

Marjorie Cowan                  1,057,929 (1)(4)                  23.6%
3725 S. Ocean Dr.
Hollywood, FL 33019

Samuel Friedland
Family Foundation                 637,417                         14.2%
2501 S. Ocean Dr.
Hollywood, FL 33019

Hasam Realty Limited
Partnership                        75,000                          1.7%
2501 S. Ocean Dr.
Hollywood, FL 33019

Stein Management Company           20,093                  Less than 1%
2501 S. Ocean Drive
Hollywood, FL 33019

David B. Simpson                    1,460 (5)              Less than 1%
2 University Plaza #109
Hackensack, N. J. 07601

All officers and                2,361,822                        52.7%
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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements:
2. Independent Auditor's Report


Royal Palm Beach Colony, Limited Partnership Financial Statements:

Balance sheets as of September 30, 2001 and 2000.

Statements of income for the years ended September 30, 2001, 2000, and 1999.

Statements of partners' equity for the years ended September 30, 2001, 2000, and 1999.

Statements of cash flows for the years ended September 30, 2001, 2000, and 1999.

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

4(n) Agreement dated January ____, 2001 for Purchase and Sale between the Registrant and Stewart Marcus, Trustee, relating to the sale of approximately
21.82 acres in the Crestwood Tract, filed herewith. Filed as Exhibit 4(n) to the report of the Registrant on Form 10-12 for the fiscal year ended September 30, 2000 and incorporated herein by reference.

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


Date: February 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title


/s/ David B. Simpson
--------------------
David B. Simpson
Director,  Vice President,
Stein Management Company,  Inc.


/s/ Herbert Tobin
-----------------------
Herbert Tobin
Director, Stein Management
Company,  Inc.


/s/ Irving Cowan
-------------------
Irving Cowan
Director,  President,
Stein Management Company, Inc.


Dated: February 26, 2002

                            Royal Palm Beach Colony,

                               Limited Partnership

                              FINANCIAL STATEMENTS

                                   YEARS ENDED

                        SEPTEMBER 30, 2001, 2000 AND 1999

                  Royal Palm Beach Colony, Limited Partnership

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999



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

                          Independent Auditor's Report
                          ----------------------------


Partners
Royal Palm Beach Colony, Limited Partnership
Hollywood, Florida

We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 2001, and 2000, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.





LEFCOURT, BILLIG, TIKTIN & YESNER, P.A.



Coral Gables, Florida
November 28, 2001


                  Royal Palm Beach Colony, Limited Partnership

                                 BALANCE SHEETS

                           SEPTEMBER 30, 2001 AND 2000



                                     ASSETS



                                                                 2001            2000
                                                              ----------      ----------

Cash                                                          $  515,952      $  812,520
Utility and other receivables (Note 2)                           444,558         549,482
Property held for sale (Note 3)                                1,024,834       1,366,915
Other assets (Note 4)                                             62,570          55,994
                                                              ----------      ----------

                                                              $2,047,914      $2,784,911
                                                              ==========      ==========



                        LIABILITIES AND PARTNERS' EQUITY



Liabilities:
      Accounts payable and other liabilities (Note 5)         $  203,233      $  215,551
                                                              ----------      ----------

Partners' equity:
      4,485,504 units authorized and outstanding
           General partners                                      107,217         122,580
           Limited partners                                    1,737,464       2,446,780
                                                              ----------      ----------

                                                               1,844,681       2,569,360
                                                              ----------      ----------

                                                              $2,047,914      $2,784,911
                                                              ==========      ==========


                       See notes to financial statements.



                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF OPERATIONS



                                                     Years ended September 30,
                                             ------------------------------------------
                                                2001            2000            1999
                                             ----------      ----------      ----------
Revenues (Note 9)                            $1,074,495      $2,058,221      $8,411,560
                                             ----------      ----------      ----------

Costs and expenses:
    Cost of sales                               361,355       1,105,191       3,729,906
    Selling, general and administrative
       expenses (Notes 6 and 7)                 492,046         585,058       1,334,174
    Interest                                        714                          47,212
    Property taxes                               47,958          87,448         193,363
                                             ----------      ----------      ----------

                                                902,073       1,777,697       5,304,655
                                             ----------      ----------      ----------

Net income                                   $  172,422      $  280,524      $3,106,905
                                             ==========      ==========      ==========

Net income per unit                          $     0.04      $     0.06      $     0.69
                                             ==========      ==========      ==========

Weighted average number of units
    outstanding                               4,485,504       4,485,504       4,485,504
                                             ==========      ==========      ==========


                       See notes to financial statements.


                  Royal Palm Beach Colony, Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY



                                   Partnership        General          Limited            Total
                                       Units          Partners         Partners           Equity
                                    -----------      -----------      -----------      -----------
Balance, September 30, 1998           4,485,504      $   122,086      $ 2,423,973      $ 2,546,059


Net income                                                65,866        3,041,039        3,106,905
                                    -----------      -----------      -----------      -----------

Balance, September 30, 1999           4,485,504          187,952        5,465,012        5,652,964


Partnership distributions
    ($0.75 per unit)                                     (71,319)      (3,292,809)      (3,364,128)

Net income                                                 5,947          274,577          280,524
                                    -----------      -----------      -----------      -----------

Balance, September 30, 2000           4,485,504          122,580        2,446,780        2,569,360

Partnership distributions
    ($0.20 per unit)                                     (19,018)        (878,083)        (897,101)

Net income                                                 3,655          168,767          172,422
                                    -----------      -----------      -----------      -----------

Balance, September 30, 2001           4,485,504      $   107,217      $ 1,737,464      $ 1,844,681
                                    ===========      ===========      ===========      ===========


                       See notes to financial statements.

                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF CASH FLOWS




                                                            Years ended September 30,
                                                  ---------------------------------------------
                                                     2001             2000             1999
                                                  -----------      -----------      -----------

Cash flows from operating activities:
   Cash received:
    Collections on land sales and
      receivables                                 $   595,000      $ 1,436,250      $ 6,612,133
    Interest income                                    36,730           63,066           18,384
    Sale of utility system                            548,317          379,363          438,572
    Other cash received                                   287           21,110              817
                                                  -----------      -----------      -----------
                                                    1,180,334        1,899,789        7,069,906
                                                  -----------      -----------      -----------

Cash expended:
   Selling, general and administrative, and
    property taxes                                    572,962          705,781        2,169,094
   Interest paid (net of amounts capitalized)             714                            47,212
   Improvements to property held for sale               6,125          121,978          421,531
                                                  -----------      -----------      -----------
                                                      579,801          827,759        2,637,837
                                                  -----------      -----------      -----------

Net cash provided by operating
   activities                                         600,533        1,072,030        4,432,069
                                                  -----------      -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                                   (9,182)          (3,072)
                                                  -----------      -----------      -----------

Cash flows from financing activities:
   Proceeds from mortgage notes payable:
    Bank                                                                                 17,800
   Payments on mortgage payable:
    Bank                                                                            (1,339,550)
   Partner distributions                             (897,101)      (3,364,128)
                                                  -----------      -----------      -----------

Net cash used in financing activities                (897,101)      (3,364,128)      (1,321,750)
                                                  -----------      -----------      -----------

Net increase (decrease) in cash                      (296,568)      (2,301,280)       3,107,247

Cash at beginning of year                             812,520        3,113,800            6,553
                                                  -----------      -----------      -----------

Cash at end of year                               $   515,952      $   812,520      $ 3,113,800
                                                  ===========      ===========      ===========




                                                                     (continued)

                  Royal Palm Beach Colony, Limited Partnership


                                                                             Years ended September 30,
                                                            -------------------------------------------------------------
                                                                  2001                   2000                  1999
                                                            -----------------     -----------------    ------------------

Reconciliation of net income to net cash provided by operating activities:

   Net income                                               $        172,422      $        280,524     $       3,106,905
                                                            -----------------     -----------------    ------------------
   Adjustments to reconcile net income
    to net cash provided by
      operating activities

      Depreciation and amortization                                    2,584                 2,718                 1,302

   Change in assets and liabilities
    Increase in:
      Utility and other receivables                                                       (147,510)
      Other assets                                                    (9,160)               (8,909)
    Decrease in:
      Utility and other receivables                                  104,924                                      37,853
      Property held for sale                                         342,081             1,013,001             1,899,683
      Other assets                                                                                                20,776
      Accounts payable and accrued liabilities                       (12,318)              (67,794)             (634,450)
                                                            -----------------     -----------------    ------------------

   Total adjustments                                                 428,111               791,506             1,325,164
                                                            -----------------     -----------------    ------------------

   Net cash provided by operating activities                $        600,533      $      1,072,030     $       4,432,069
                                                            =================     =================    ==================


                       See notes to financial statements.

                  Royal Palm Beach Colony, Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


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

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


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


          Reclassifications:

          Certain items in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


Note 2.   Utility and other receivables:
                                                      September 30,
                                               -------------------------
                                                  2001         2000
                                               ---------    ---------

          Utility receivable (Note 8)          $442,478     $548,317
          Other                                   2,080        1,165
                                               ---------    ---------

                                               $444,558     $549,482
                                              ==========   ==========


Note 3.   Property held for sale:

          In connection with an August 18, 1999 sale of land, the Partnership received mitigation credits which increased the value of two other tracts of land, one of which was sold on August 27, 1999 and the other tract remains in property held for sale at September 30, 2000 and 2001. The value of the mitigation credits received ($345,600) was included in 1999 net sales of land and allocated to the cost of properties which were benefited.

Note 4.       Other assets:

              Other assets consist of the following:
                                                              September 30,
                                                       -------------------------
                                                          2001         2000
                                                       ---------    ---------
                 Furniture and equipment,
                    net of accumulated depreciation     $7,011        $9,595

                 Prepaid expenses                       55,559        46,399
                                                       ---------    ---------

                                                       $62,570       $55,994
                                                       ==========   ==========

Note 5.       Accounts payable and other liabilities:

              Accounts payable and other liabilities consist of the following:


                                                              September 30,
                                                       -------------------------
                                                          2001         2000
                                                       ---------    ---------
                 Accounts payable                       $45,250      $67,618
                 Accrued liabilities:
                    Property taxes                      117,443       99,917
                    Other                                40,540       48,016
                                                       ---------    ---------

                                                       $203,233     $215,551
                                                       ==========   ==========

Note 6.       Income taxes:

               The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997.

               Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include Federal tax of $9,238, $19,980 and $70,000 for the years ended September 30, 2001, 2000 and 1999, respectively.



                                   (continued)

               The partners are required to include in their income tax returns their share of the Partnership's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The Partnership is on a calendar year end for income tax purposes.

               The following analysis summarizes the major differences between the financial reporting and income tax basis of the partner's equity account at September 30, 2001.


              Partners' equity, financial reporting basis                      $1,844,681
                 Add item recorded for tax purposes only:
                    Step-up in basis of property               $17,000,000
                 Less: Cost of sales - step-up adjusted
                    for unamortized additional capitalized
                    inventory costs and any adjustments as
                    a result of repossessions.                  15,713,736
                                                              -------------
                                                                 1,286,264

                 Add items not presently deductible for tax
                    purposes                                        41,591     1,327,855
                                                               ------------   -----------

                 Partners' equity, income tax basis                          $ 3,172,536
                                                                             ============

Note 7.       Lease information:

               During the years ended September 30, 2001, 2000 and 1999 the Partnership occupied its office facility in a building owned by an entity related by common ownership. The Partnership did not incur any rent at this office facility. Other long-term operating leases on real and personal properties are not considered material.

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


Note 8.       Other transactions:

               A subsidiary of the Company, Royal Palm Beach Utilities Company ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by Utilities, as future connections (as measured by increases in consumption) are added to the system, over a period through September 30, 2003. Should consumption not increase sufficiently, the Partnership would not receive the full sale amount. The maximum proceeds to Utilities approximates $13,410,000, of which, under the terms of the sale, approximately $3,742,000 had not yet been received as of September 30, 2001. In addition, the Partnership had the right to receive up to $500,000, of which $361,252 has already been received, as the Village collects guaranteed revenues from developers.

               Since future increases in consumption and payment of guaranteed revenues cannot be assured and, therefore, the extent of future payments to the Partnership is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership and as the Village collects guaranteed revenues from developers. Revenues related to the sale of utility system of $442,478, $548,317 and $379,363 were recognized for fiscal years 2001, 2000 and 1999 respectively.


Note 9.       Revenues:

              Revenues consist of the following:
                                                     Years ended September 30,
                                                 ------------------------------
                                                   2001        2000          1999
                                                 ----------   ----------    ----------

              Net sales of land                  $595,000   $1,436,250    $7,999,974
              Interest income                      36,730       52,544        28,906
              Sale of utility system (Note 8)     442,478      548,317       379,363
              Other                                   287       21,110         3,317
                                                -----------  -----------   -----------

                                               $1,074,495   $2,058,221    $8,411,560
                                                -----------  -----------   -----------

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


Note 10.      Comparative quarterly financial information (unaudited):


                                            First            Second           Third            Fourth
                                           quarter           quarter          quarter          quarter       Full year
                                          -----------      -----------      -----------      -----------     -----------

2001:
Revenues:                                 $    19,538      $   341,920      $   261,630      $   451,407     $ 1,074,495
Cost and expenses                              86,979          476,599          219,976          118,519         902,073
                                          -----------      -----------      -----------      -----------     -----------

Net income (loss)                         $   (67,441)     $  (134,679)     $    41,654      $   332,888     $   172,422
                                          ===========      ===========      ===========      ===========     ===========

Net income (loss) per unit                $     (0.01)     $     (0.03)     $      0.01      $      0.07     $      0.04
                                          ===========      ===========      ===========      ===========     ===========


2000:
Revenues:                                 $    15,751      $ 1,332,197      $    31,866      $   678,407     $ 2,058,221
Cost and expenses                             137,278        1,299,159          145,564          195,696       1,777,697
                                          -----------      -----------      -----------      -----------     -----------

Net income (loss)                         $  (121,527)     $    33,038      $  (113,698)     $   482,711     $   280,524
                                          ===========      ===========      ===========      ===========     ===========

Net income (loss) per unit                $     (0.03)     $      0.01      $     (0.03)     $      0.11     $      0.06
                                          ===========      ===========      ===========      ===========     ===========


1999:
Revenues:                                 $ 2,514,254      $     4,232      $ 1,593,713      $ 4,299,361     $ 8,411,560
Cost and expenses                           2,400,505          252,326          998,757        1,653,067       5,304,655
                                          -----------      -----------      -----------      -----------     -----------

Net income (loss)                         $   113,749      $  (248,094)     $   594,956      $ 2,646,294     $ 3,106,905
                                          ===========      ===========      ===========      ===========     ===========

Net income (loss) per unit                $      0.03      $     (0.06)     $      0.13      $      0.59     $      0.69
                                          ===========      ===========      ===========      ===========     ===========
