Form 10-Q
period 2001-12-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2002-03-27
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended December 31, 2001

                          Commission File Number 1-8893



                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
            ---------------------------------------------------------
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

                               YES [ X ] NO [ _ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                          Outstanding at December 31, 2001
---------------------------------------        ---------------------------------
       Limited Partnership Units                    4,485,504 units

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP









                                      INDEX
                                      -----


                                                                Page Number
                                                                -----------

PART I.   Financial information

                  Balance sheets -
                    December 31, 2001 and
                    September 30, 2001                               3

                  Statements of operations -
                    Three months ended
                    December 31, 2001 and 2000                      4

                  Statements of cash flows -
                    Three months ended
                    December 31, 2001 and 2000                      5-6

                  Notes to financial statements                     7

                  Management's discussion and analysis
                    of financial condition and results
                    of operations                                   8-9


Part II.  Other information and signatures                          10

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                    December 31,   September 30,
                                                         2001          2001
                                                    ------------   -------------
                                                   (unaudited)


         ASSETS

Cash                                               $ 1,851,618     $  515,952
Other receivables                                      443,643        444,558
Property held for sale                                 419,289      1,024,834
Other assets                                            30,405         62,570
                                                   -----------     ----------
                                                   $ 2,744,955     $2,047,914
                                                   ===========     ==========


         LIABILITIES AND EQUITY


Liabilities:
   Accounts payable and
    other liabilities                              $   148,815    $   203,233
                                                   -----------     ----------




Partners' equity:
   4,485,504 units authorized
    and outstanding

     General               partners                   123,147         107,217
     Limited              partners                  2,472,993       1,737,464
                                                   -----------     ----------
                                                    2,596,140       1,844,681
                                                   -----------     ----------
                                                  $ 2,744,955     $ 2,047,914
                                                  ===========     ===========




                         See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)





                                                      2001              2000
                                                   ----------      ----------

Land revenues                                      $1,630,152
Interest income                                         2,689      $    9,538
Other income                                               --          10,000
                                                   ----------      ----------
                                                    1,632,841          19,538
                                                   ----------      ----------

Cost and expenses:

  Cost of sales                                       692,173              --
  Selling, general and
    administrative expenses                           163,159          73,414
  Property taxes                                       26,050          13,565
                                                   ----------      ----------

      Total costs and expenses                        881,382          86,979
                                                   ----------      ----------

Net income (loss)                                  $  751,459      $  (67,441)
                                                   ==========      ==========

Net income (loss) per unit                         $     0.17      $    (0.02)
                                                   ==========      ==========

Weighted average number of
  units outstanding                                 4,485,504       4,485,504
                                                    =========       =========





                        See notes to financial statements

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)




                                                       2001             2000
                                                   ----------      ----------
Cash flows from operating
 activities:

  Cash was received from:
    Collections on land sales
     and receivables                               $1,630,152      $      -
    Interest income                                     2,689           9,538
    Other cash received                                  -             10,000
                                                   ----------      ----------
                                                    1,632,841          19,538
                                                   ----------      ----------

  Cash was expended for:
    Selling, general and
     administrative, property
     taxes and other expenses                         215,721         115,726
    Property costs                                     81,454           5,356
                                                   ----------      ----------
                                                      297,175         121,082
                                                   ----------      ----------

Net cash provided by (used
  in) operating activities                          1,335,666        (101,544)
                                                   ----------      ----------


Net increase (decrease) in cash                     1,335,666        (101,544)

Cash at beginning of year                             515,952         812,520
                                                   ----------      ----------

Cash, end of period                                $1,851,618      $  710,976
                                                   ==========      ==========


                                   (continued)

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
                   PROVIDED BY (USED IN) OPERATING ACTIVITIES
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)



                                                       2001             2000
                                                   ----------      ----------
Reconciliation of net income (loss)
  To cash provided by (used in)
  operating activities:

Net income (loss)                                   $ 751,459       $ (67,441)
                                                   ----------      ----------

Adjustments to reconcile net income
 (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                           612             679

Change in assets and
  liabilities:

    Increase in:
      Property held for sale                              -            (1,398)
    Decrease in:
      Mortgage notes and
        other receivables                                 915             -
      Property held for sale                          605,545             -
      Other assets                                     31,553          20,848
      Accounts payable and
        accrued liabilities                           (54,418)        (54,232)
                                                   ----------      ----------

Total Adjustments                                     584,207         (34,103)
                                                   ----------      ----------

Net cash flow provided by
  (used in) operating activities                   $1,335,666       $(101,544)
                                                   ==========       =========






                       See notes to financial statements.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000




1. Interim financial statements:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended december 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


2. Income tax:

     The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). Selling, general and administrative expenses include Federal tax of $7,893 for the three months ended December 31, 2001. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               THREE MONTHS ENDED
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

Results of Operations
---------------------

NOTE: Since the Partnership's activities consist principally of the sale of its remaining properties, and the timing of closing dates for such sales is usually subject to contingencies which often result in changes to such closing dates, a comparison of sales and income results from comparable periods in different years is not considered meaningful.

During the three month periods ended December 31, 2001 and December 31, 2000, the Partnership had land revenues totaling $1,630,152 and none, respectively, and net income of $751,459 or $0.17 per unit and a net loss of ($67,441) or ($0.02) per unit, respectively. During the quarter ended December 31, 2001 the Partnership's land sale revenues were derived solely from the sale of a tract of approximately 162 lots located in the Village of Royal Palm Beach.

Selling, Administrative and Other Expenses
------------------------------------------

Selling, general and administrative expenses were $163,159 in the three months ended December 31, 2001, compared with $73,414 in the corresponding quarter of 2000, the increase resulting principally from commission expenses related to land revenues during the 2001 period.

Liquidity and Capital Resources
-------------------------------

Cash increased from $515,952 at September 30, 2001 to $1,851,618 at December 31, 2001, resulting principally from the sale of 162 lots reported under "Results of Operations." The Partnership's cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by cash on hand at December 31, 2001 plus approximately $355,000 received in February 2002 on the sale of a 50% interest in 1.6 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach.

     As of December 31, 2001, the Partnership retained and was holding for sale:
(1) the 1.6 acre "Crestwood" tract described above which was sold in February, 2002 for approximately $355,000 and (2) approximately 20 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach which is under contract for sale for $1,462,000.

     The closing of the sale of the aforesaid 20-acre tract is subject to due diligence review by the purchaser and, thereafter, to numerous land use and other contingencies and the closing is therefore not expected to occur until approximately May, 2002. If such sale is closed, the Partnership will have disposed of all of its real estate assets and its sole remaining material asset will be the contingent Utility Contract receivable described below.

     In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Partnership was entitled to receive annual payments through 2003 based on water consumption in the Village. Through December 31, 2001 the Partnership had received total payments of $7,158,000 in "consumption" payments and $361,000 in Guaranteed payments under the Utility Contract, and received approximately $442,000 in January, 2002 in respect of the year 2001. The Utility Contract will expire in 2003. Since the highest annual payment in the ten years ending September 30, 2001 was only $519,000, it is a virtual certainty that the rate of new construction or water consumption in such area will not be sufficient to enable the Partnership to receive the maximum remaining $3,742,000 in contingent payments under the Utility Contract prior to the expiration of the contingent payment term.

 Cost of Sales
 -------------

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above. The cost of sales for the three months ended December 31, 2001 was $692,173 as compared with no cost of sales during the three months ended December 31, 2000.

Results of Liquidation Activities
---------------------------------

The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company. Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $ 81,539,152.

     The partnership had declared aggregate distributions of $33,417,004 ($7.45) per unit since inception through December 31, 2001. On January 11, 2002, the Partnership approved an additional distribution of $0.25 per share payable to Unit holders of record as of January 21, 2002.

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

By:/s/Irving Cowan
------------------
      Irving Cowan, President

DATE: March 18, 2002