Form 10-Q
period 2002-03-31
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2002-05-23
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2002

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



                                      INDEX

PART I.                                                              Page Number
       Financial Information

       Balance Sheets -
          March 31, 2002 and
          September 30, 2001                                                2

       Statements of operations -
          Three months and six months ended                                 3
          March 31, 2002 and 2001

       Statements of cash flows -                                          4-5
          Three months and six months ended
          March 31, 2002 and 2001

       Notes to financial statements                                        6

       Management's discussion and analysis
          of financial conditon and results
          of operations                                                    7-8

PART II.
       Other information and signatures                                     9

                  Royal Palm Beach Colony, Limited Partnership

                                 BALANCE SHEETS


                                                               March 31,     September 30,
                                                                 2002            2001
                                                              ----------      ----------
                                                             (unaudited)
                                     ASSETS

Cash                                                          $1,293,671      $  515,952
Other receivables                                                  1,176         444,558
Property held for sale                                           357,313       1,024,834
Other assets                                                      23,621          62,570
                                                              ----------      ----------

                                                              $1,675,781      $2,047,914
                                                              ==========      ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
      Accounts payable and other liabilities                  $   79,107      $  203,233
                                                              ----------      ----------

Partners' equity:
      4,485,504 units authorized and outstanding
           General partners                                      101,960         107,217
           Limited partners                                    1,494,714       1,737,464
                                                              ----------      ----------

                                                               1,596,674       1,844,681
                                                              ----------      ----------

                                                              $1,675,781      $2,047,914
                                                              ==========      ==========

                       See notes to finacial statements.

                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                  Three Months Ended                 Six Months Ended
                                                       March, 31                         March 31,
                                             ----------------------------       ----------------------------
                                                 2002            2001              2002             2001
                                             -----------      -----------       -----------      -----------
Revenues:
Land sales                                   $   354,850      $   330,000       $ 1,985,002      $   330,000
    Interest income                                5,388           11,920             8,077           21,458
    Other income                                  10,000
                                             -----------      -----------       -----------      -----------

        Total revenues                         360,238          341,920         1,993,079          361,458
                                             -----------      -----------       -----------      -----------

Costs and expenses:
   Cost of sales                                 69,293          293,477           761,466          293,477
   Selling, general and administrative
      expenses                                  165,972          170,968           329,131          244,382
   Property taxes                                 3,063           12,154            29,113           25,719
                                             -----------      -----------       -----------      -----------

        Total costs and expenses               238,328          476,599         1,119,710          563,578
                                             -----------      -----------       -----------      -----------

Net income (loss)                            $   121,910      $  (134,679)      $   873,369      $  (202,120)
                                             ===========      ===========       ===========      ===========

Net income (loss) per unit                   $      0.03      $     (0.03)      $      0.19      $     (0.05)
                                             ===========      ===========       ===========      ===========

Weighted average number of units
   outstanding                                4,485,504        4,485,504         4,485,504        4,485,504
                                             ===========      ===========       ===========      ===========

See notes to financial statements

                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF CASH FLOWS

            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                   Three Months Ended                 Six Months Ended
                                                        March 31,                         March 31,
                                             -----------------------------       ----------------------------
                                                 2002             2001              2002            2001
                                             -----------       -----------       -----------      -----------
Cash flows from operating activities:
  Cash was received from:
   Collections on sales and receivables      $   354,850       $   330,000       $ 1,985,002      $   330,000
   Interest income                                 5,388            11,920             8,077           21,458
   Sale of utility system                        442,478           548,317           442,478          548,317
   Other                                          10,000
                                             -----------       -----------       -----------      -----------
                                                 802,716           890,237         2,435,557          909,775
                                             -----------       -----------       -----------      -----------

Cash was expended for:
   Selling, administrative, and
     property taxes                              239,287           182,207           455,008          297,933
   Improvements to property                          478            81,454             5,834
                                             -----------       -----------       -----------      -----------
                                                 239,287           182,685           536,462          303,767
                                             -----------       -----------       -----------      -----------

Net cash provided by operating
   activities                                    563,429           707,552         1,899,095          606,008
                                             -----------       -----------       -----------      -----------

Cash flows from financing activities:
   Partner distributions                      (1,121,376)                         (1,121,376)
                                             -----------       -----------       -----------      -----------

Net cash used in financing activities         (1,121,376)                         (1,121,376)
                                             -----------       -----------       -----------      -----------

Net increase (decrease) in cash                 (557,947)          707,552           777,719          606,008

Cash, beginning of period                      1,851,618           710,976           515,952          812,520
                                             -----------       -----------       -----------      -----------

Cash, end of period                          $ 1,293,671       $ 1,418,528       $ 1,293,671      $ 1,418,528
                                             ===========       ===========       ===========      ===========



                       See notes to financial statements.

                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF CASH FLOWS

            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                     Three Months Ended                 Six Months Ended
                                                           March 31,                        March 31,
                                                 -----------------------------    -----------------------------
                                                    2002              2001           2002               2001
                                                 -----------       -----------    -----------       -----------
Net income (loss)                                $   121,910       $  (134,679)   $   873,369       $  (202,120)
                                                 -----------       -----------    -----------       -----------
Adjustments to reconcile net (income)
   loss to net cash provided by
      operating activities:

      Depreciation                                       613               679          1,225             1,358

Change in assets and liabilities:
   Decrease in:
      Mortgage notes and other receivables           442,467           547,379        443,382           547,379
      Property held for sale                          61,976           287,955        667,521           286,557
      Other assets                                     6,171             5,252         37,724            26,100
      Accounts payable and accrued liabilities       (69,708)              966       (124,126)          (53,266)
                                                 -----------       -----------    -----------       -----------

Total adjustments                                    441,519           842,231      1,025,726           808,128
                                                 -----------       -----------    -----------       -----------

Net cash flow provided by
          operating activities                   $   563,429       $   707,552    $ 1,899,095       $   606,008
                                                 ===========       ===========    ===========       ===========




                       See notes to financial statements.

                 Royal Palm Beach Colony, Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           THREE AND SIX MONTHS ENDED
                             MARCH 31, 2002 AND 2001


Note 1.       Interim financial statements:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.



Note 2.       Income tax:

      The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes ( principally revenues less cost of land sold). Selling, general and administrative expenses include Federal tax of $6,098 and $13,991 for the three and six months ended March 31, 2002, respectively. Such amounts were not material for the three and six months ended March 31, 2001 and accordingly, no provision for Federal taxes was provided. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

               ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SIX MONTHS ENDED
                     MARCH 31, 2002 AND MARCH 31, 2001
                                (UNAUDITED)

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

      During the six-month periods ended March 31, 2002 and March 31, 2001, the Partnership had land sales totaling $1,985,002 and $330,000, respectively, and net income of $873,369 or $0.19 per unit and a net loss of ($202,120) or ($0.05) per unit, respectively. During the three-months ended March 31, 2002 and March 31, 2001, the Partnership had land sales totaling $354,850 and $330,000, respectively, and net income of $121,910 or $0.03 per unit and a net loss of ($134,679) or ($0.03) per unit, respectively. For the quarter ended March 31, 2002 the Partnership's land sales revenues were derived solely from the sale of a tract of a 1.6 acre "Crestwood" tract described above which was sold in February, 2002 for approximately $355,000.

Selling,  Administrative and Other Expenses
-------------------------------------------

      Selling, general and administrative expenses were $165,972 in the three months ended March 31, 2002, compared with $170,968 in the corresponding quarter of 2001, For the six-month periods ending March 31, 2002 and 2001, selling, general and administrative expenses were $329,131 and $244,382, respectively. In both cases, the differing selling, general and administrative expenses resulted principally from different commission expenses related to land revenues during the relevant periods.

Liquidity and Capital Resources
-------------------------------

      Cash decreased from $1,851,618 at December 31, 2001 to $1,293,671 at March 31, 2002, resulting principally from the sale in February 2002 for $355,000 of a 50% interest in 1.6 acres of commercial property in the "Crestwood" tract in the Village of Royal Palm Beach, reported under "Results of Operations" and the collection of $442,478 representing collection of the year 2001 contingent utilities contract receivable as described under "Contingent Utilities Contract Receivable" below, offset by distributions to partners aggregating $1,121,376 during the quarter ended March 31, 2002. Cash balances at any particular point depend primarily on the timing of sales of its real estate, which timing can be affected by numerous factors. During the current fiscal year, and based upon management's judgment that ordinary operating expenses will not increase, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by cash on hand at March 31, 2002 plus (1) net cash proceeds of $536,556 after expenses received by the Partnership in April 2002 on the sale of approximately 20 acres in the Crestwood multi-family tract in the Village of Royal Palm Beach, plus (2) amortization and interest payments to be received under a purchase money mortgage note of $729,175 delivered to the Partnership in connection with such sale. Such purchase money mortgage note is payable on October 17, 2002 together with interest at the rate of ten percent (10%) per annum.

Remaining Assets
----------------

      During April 2002, the Partnership sold its last remaining real estate asset (other than isolated parcels which it intends to dispose of at nominal net amounts). See "Liquidity and Capital Resources" above. Its remaining assets other than such isolated parcels consisted of the purchase money mortgage referred to in the preceding paragraph, plus the Contingent Utilities Contract Receivable described in the following paragraph.

Contingent  Utilities Contract Receivable
-----------------------------------------

      In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Partnership was entitled to receive annual payments through 2003 based on water consumption in the Village. Through March 31, 2001 the Partnership had received total payments of $7,158,000 in "consumption" payments and $361,000 in Guaranteed payments under the Utility Contract, and received an additional $442,000 in January, 2002 in respect of the year 2001. The Utility Contract will expire in 2003. Since the highest annual payment in the ten years ending September 30, 2001 was only $519,000, it is a virtual certainty that the rate of new construction or water consumption in such area will not be sufficient to enable the Partnership to receive the maximum remaining $3,358,000 in contingent payments under the Utility Contract prior to the expiration of the contingent payment term.

Cost of Sales
-------------

      Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above. The cost of sales for the three and six month periods ended March 31, 2002 was $69,293 and $761,466, respectively, as compared with $293,477 during the three and six month periods ended March 31, 2001 (no sales having been effected during the three-month period ended December 31, 2000).

Results of Liquidation Activities
---------------------------------

      The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it on the Effective Date by the Predecessor Company. Since the Effective Date of the Predecessor Company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $ 81,894,000.

      The partnership has declared aggregate distributions of $34, 538,605 ($7.70) per unit since inception through March 31, 2002, including a distribution of $0.25 per share paid to Unit holders of record as of January 21, 2002.


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


ROYAL PALM BEACH COLONY,
LIMITED PARTNERSHIP



By:   Stein Management Company, Inc.
      Managing General Partner



By:   /s/ Irving Cowan
      -----------------------------------
      Irving Cowan, President

DATE: May 15, 2002