Form 10-Q
period 2002-09-06
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2002-09-19
CIK 764606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter and Nine Months Ended June 30, 2002

                          Commission File Number 1-8893


                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                   59-2501059
--------------------------------------------------------------------------------
(State or other jurisdiction                      I.R.S. employer Identification
of incorporation or Organization)                 Number


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


YES   [ X ]     NO [   ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  CLASS                                             Outstanding at June 30, 2002
  -----------------------                            ---------------------------
Limited Partnership Units                                 4,485,504 unit

                  Royal Palm Beach Colony, Limited Partnership

                                      INDEX

PART I.                                                              Page Number
       Financial Information

       Balance Sheets -
          June 30, 2002 and
          September 30, 2001                                                  2

       Statements of operations -
          Three months and nine months ended                                  3
          June 30, 2002 and 2001

       Statements of cash flows -                                            4-5
          Three months and nine months ended
          June 30, 2002 and 2001

       Notes to financial statements                                          6

       Management's discussion and analysis
          of financial condition and results
          of operations                                                      7-8

PART II.
       Other information and signatures                                       9

                  Royal Palm Beach Colony, Limited Partnership

                                 BALANCE SHEETS


                                                    June 30,       September 30,
                                                      2002             2001
                                                  ------------     -------------
                                                    (unaudited)

                                     ASSETS


Cash                                                $1,611,910        $  515,952
Mortgage receivable                                    729,175
Other receivables                                       17,702           444,558
Property held for sale                                                 1,024,834
Other assets                                            66,768            62,570
                                                    ----------        ----------
                                                    $2,425,555        $2,047,914
                                                    ==========        ==========


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
      Accounts payable and other liabilities             $  127,964   $  203,233
                                                         ----------   ----------

Partners' equity:
      4,485,504 units authorized and outstanding
           General partners                                 116,818      107,217
           Limited partners                               2,180,773    1,737,464
                                                         ----------   ----------

                                                          2,297,591    1,844,681
                                                         ----------   ----------

                                                         $2,425,555   $2,047,914
                                                         ==========   ==========


                       See notes to financial statements


                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF OPERATIONS

            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                         Three Months Ended                  Nine Months Ended
                                                              June 30,                            June 30,
                                                    ------------------------------        ------------------------------

                                                    2002                2001              2002              2001
                                                    ------------------------------        ------------------------------
Revenues:
    Land sales                                      $ 1,428,000        $   250,000        $ 3,413,002        $   580,000
    Interest income                                      20,745             11,343             28,822             32,801
    Other income                                            310                287                310             10,287
                                                    -----------        -----------        -----------        -----------

          Total revenues                              1,449,055            261,630          3,442,134            623,088
                                                    -----------        -----------        -----------        -----------

Costs and expenses:
    Cost of sales                                       369,799             92,878          1,131,265            386,355
    Selling, general and administrative
       expenses                                         378,339            115,555            707,470            359,937
    Property taxes                                            0             11,543             29,113             37,762
                                                    -----------        -----------        -----------        -----------

          Total costs and expenses                      748,138            219,976          1,867,848            784,054
                                                    -----------        -----------        -----------        -----------

Net income (loss)                                   $   700,917        $    41,654        $ 1,574,286        $  (160,966)
                                                    ===========        ===========        ===========        ===========

Net income (loss) per unit                          $      0.16        $      0.01        $      0.35        $     (0.04)
                                                    ===========        ===========        ===========        ===========

Weighted average number of units
    outstanding                                       4,485,504          4,485,504          4,485,504          4,485,504
                                                    ===========        ===========        ===========        ===========

                        See notes to financial statements


                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF CASH FLOWS

            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                             Three Months Ended                      Nine Months Ended
                                                                  June 30,                               June 30,
                                                       -------------------------------       --------------------------------
                                                         2002                 2001               2002                2001
                                                       -------------------------------       --------------------------------

Cash flows from operating activities:
   Cash was received from:
    Collections on sales and receivables                $   698,825        $   250,000        $ 2,683,827        $   580,000
    Interest income                                           5,555             11,343             13,632             32,801
    Sale of utility system                                                                        442,478            548,317
    Other                                                                          287                                10,287
                                                        -----------        -----------        -----------        -----------
                                                            704,380            261,630          3,139,937          1,171,405
                                                        -----------        -----------        -----------        -----------

Cash was expended for:
   Selling, general and administrative expenses,
    and property taxes                                      386,141            173,449            841,149            471,382
   Improvements to property                                                        291             81,454              6,125
                                                        -----------        -----------        -----------        -----------
                                                            386,141            173,740            922,603            477,507
                                                        -----------        -----------        -----------        -----------

Net cash provided by operating
   activities                                               318,239             87,890          2,217,334            693,898
                                                        -----------        -----------        -----------        -----------

Cash flows from financing activities:
   Partner distributions                                                      (897,101)        (1,121,376)          (897,101)
                                                        -----------        -----------        -----------        -----------

Net cash used in financing activities                                         (897,101)        (1,121,376)          (897,101)
                                                        -----------        -----------        -----------        -----------

Net increase (decrease) in cash                             318,239           (809,211)         1,095,958           (203,203)

Cash, beginning of period                                 1,293,671          1,418,528            515,952            812,520
                                                        -----------        -----------        -----------        -----------

Cash, end of period                                     $ 1,611,910        $   609,317        $ 1,611,910        $   609,317
                                                        ===========        ===========        ===========        ===========



                  Royal Palm Beach Colony, Limited Partnership

                            STATEMENTS OF CASH FLOWS

            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                              Three Months Ended                   Nine Months Ended
                                                                  June 30,                               June 30,
                                                      -------------------------------        -------------------------------
                                                            2002              2001               2002                2001
                                                      ------------        -----------        -----------        ------------

Net income (loss)                                      $   700,917        $    41,654        $ 1,574,286        $  (160,466)
                                                      ------------        -----------        -----------         -----------
Adjustments to reconcile net income
 (loss) to net cash provided by
   operating activities:

 Depreciation                                                  613                613              1,838              1,971

Change in assets and liabilities:
(Increase) decrease in:
 Mortgage notes and other receivables                     (745,701)               934           (302,319)           548,313
 Property held for sale                                    357,313             61,978          1,024,834            348,535
 Other assets                                              (43,760)           (57,751)            (6,036)           (31,651)
Increase (decrease) in:
 Accounts payable and accrued liabilities                   48,857             40,462            (75,269)           (12,804)
                                                       -----------        -----------        -----------        -----------

Total adjustments                                         (382,678)            46,236            643,048            854,364
                                                       -----------        -----------        -----------        -----------

Net cash flow provided by
   operating activities                                $   318,239        $    87,890        $ 2,217,334        $   693,898
                                                       ===========        ===========        ===========        ===========


                        See notes to financial statements

                  Royal Palm Beach Colony, Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           THREE AND NINE MONTHS ENDED
                             JUNE 30, 2002 AND 2001


Note 1.       Interim financial statements:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


Note 2.       Income tax:

The Partnership has elected to continue its Partnership status beyond December 31, 1997, by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes ( principally revenues less cost of land sold). Selling, general and administrative expenses include Federal tax of $19,800 and $33,791 for the three and nine months ended June 30, 2002, respectively. Such amounts were not material for the three and nine months ended June 30, 2001 and accordingly, no provision for Federal taxes was provided. The partners are required to include in their income tax returns their share of the Partnership's taxable income or loss.

                    Part II. Other Information and Signatures
                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED
                         June 30, 2002 and June 30, 2001
                                   (UNAUDITED)

Results of Liquidation Activities; Intended Liquidation of the Partnership
--------------------------------------------------------------------------

     The Partnership's principal business has been to operate, manage and dispose of the assets which were transferred to it in 1985 by Royal Palm Beach Colony, Inc, the predecessor of the Partnership (the "Predecessor Company").
                                                         --------------------
Since the effective date of the predecessor company's liquidation, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $83,322,000.

     The partnership has declared aggregate distributions of $34,538,605 ($7.70) per Unit since inception through March 31, 2002, including a distribution of $0.25 per share paid to Unit holders of record as of January 21, 2002. It is considered likely that, contingent on the collection in October, 2002 of the purchase money mortgage receivable described below, a further distribution of between ten cents and fifteen cents per Unit will be made prior to December 31, 2002.

     In view of the Partnership's disposition of its last remaining real estate assets as discussed below, the Managing General Partner is considering the liquidation of the Partnership. Although the precise mechanism for such liquidation has not been determined, it is likely that its remaining cash, (less reserves for contingent liabilities), would be distributed to holders of Partnership Units on approximately December 20,2002 and the effective date of the liquidation would occur shortly thereafter. On the Effective Date of the liquidation, the Partnership Units would no longer be transferable, such Units would be deemed cancelled in complete liquidation of each Unitholder's interest in the Partnership, and undivided interests in the Contingent Utility Payment described below would be distributed to the partners pro rata in accordance with their percentage interests in the Partnership. The respective interests of the Unitholders in such Contingent Utility Payment would not be transferable and no certificates representing such undivided interests would be issued. Collection and distribution of the Contingent Utility Payment to each record holder of Partnership Units would be administered by an escrow agent, liquidating agent, or paying agent and distributed when, as and if collected.

     At such time as the procedures for liquidation of the Partnership have been determined, the Partnership will notify each record holder of Units in writing of the procedures to be implemented and provide relevant financial and tax information. The Partnership will remain subject to public reporting requirements under the Securities and Exchange Act of 1934 through the Effective Date of its liquidation.

Results of Operations
---------------------

NOTE: Since the Partnership's activities have consisted principally of the sale of its remaining properties, and the timing of closing dates for such sales has usually been subject to contingencies which often resulted in changes to such closing dates, a comparison of sales and income results with comparable periods in different years is not considered meaningful.

     During the nine month periods ended June 30, 2002 and June 30, 2001, the Partnership had land sale revenues totaling $3,413,002 and $580,000 respectively, and net income of $1,574,286 or $0.35 per Unit and a net loss of ($160,966) or ($0.04) per Unit, respectively. Net income during the quarters ended June 30, 2002 and June 30, 2001 was $700,917 or $0.16 per Unit and $41,654
or $0.01 per Unit, respectively. Land sales revenues during the nine-month period were derived solely from (a) the sale during the quarter ended June 30, 2002 of approximately 20 acres in a multi-family tract in the Village of Royal Palm Beach for gross proceeds of $1,428,000 including a purchase money mortgage note of $729,175 payable in October, 2002 together with interest at the rate of ten percent (10%) per annum (b) the sale during the quarter ended March 31, 2002 of a tract of a 1.6 acre for gross proceeds of approximately $355,000 and (c) the sale during the quarter ended December 31, 2001 for gross proceeds of approximately $1,630,000 of a tract of approximately 162 lots located in the Village of Royal Palm Beach.

Contingent  Utilities Payments
------------------------------

     In 1983 the Partnership's Predecessor Company sold to the Village of Royal Palm Beach a water and sewage treatment system servicing the Village. Pursuant to the agreement of sale ("Utility Contract"), the Partnership was entitled to receive annual payments through 2003 based on water consumption in the Village. Through June 30, 2002 the Partnership had received total payments of $7,158,000 in "consumption" payments and $361,000 in Guaranteed payments under the Utility Contract. As the result of water usage restrictions imposed by governmental authorities the period through which Contingent Utility Payments will be computed has been extended through August 11, 2004.

The highest annual Contingent Payment made by the Village under the Utility Agreement during the past 10 years was $519,000 and the most recent payment, in January 2002, was $442,000. However, the amount of past payments is not necessarily indicative of future payment levels. The Partnership can not predict the level of future Contingent Payments, since the amount depends entirely on the number of new residences constructed and hooked up to the water plant during the period for which Contingent Payments will be due. Future new residential construction will be the result of independent and unrelated housing decisions made by individual land owners in the community served by the water plant. In turn, such decisions are likely to be affected by economic conditions, including the state of the general economy and the level of interest rates, which cannot be predicted.

Remaining Assets
----------------

     As a result of the sales described above, the Partnership has completed the sale of substantially all of its real estate assets, other than for certain parcels considered unsaleable and which the Partnership intends to abandon or donate to a local or state agency.
Its remaining assets other than such isolated parcels consisted of:

     (a)  the purchase  money mortgage  referred to in the preceding  paragraph, plus
                                    8

     (b)  the Contingent Utilities Contract Receivable described above; and

     (c) cash of approximately $1,612,000. See the Financial statements annexed hereto.

Selling,  Administrative and Other Expenses
-------------------------------------------

Selling, general and administrative expenses were $378,399 in the three months ended June, 2002, compared with $115,555 in the corresponding quarter of 2001. For the nine-month periods ending June, 2002 and 2001, selling, general and administrative expenses were $707,470 and $359,937, respectively. The differing selling, general and administrative expenses resulted principally from different commission expenses related to land revenues during the relevant periods.

Cost of Sales
-------------

     Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land and buildings as discussed above. The cost of sales for the three and nine month periods ended June 30, 2002 was $369,799 and $1,131,265, respectively, as compared with $92,878 and $386,355 during the three and nine month periods ended June 30 2001.

Liquidity and Capital Resources
-------------------------------

Cash increased from $1,293,671 at March 31, 2002 to $1,611,910 at June 30, 2002,
resulting principally from the sale in April 2002 of approximately 20 acres in a multi-family tract in the "Crestwood" tract in the Village of Royal Palm Beach as reported under "Results of Operations." During the current fiscal year, the Partnership does not anticipate the receipt of any additional revenues; however, based upon management's judgment that ordinary operating expenses will decrease, the Partnership anticipates that cash flow and liquidity requirements will be satisfied by cash on hand at June, 2002.

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

By: s/ Irving Cowan
       ------------
         Irving Cowan, President

DATE: September 13, 2002