Form 10-K
period 2002-09-30
ROYAL PALM BEACH COLONY LTD PARTNERSHIP
filed 2002-12-17
CIK 764606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2002
                          Commission File Number 1-8893

                  ROYAL PALM BEACH COLONY, LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Delaware                                      59-250105
           --------                                      ---------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                  2501 S. Ocean Drive Hollywood, Florida 33019
               (Address of principal executive offices) (Zip Code)

               Partnership's telephone number, including area code
                                 (954) 927-3080

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

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss.. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the limited partnership units held by non-affiliates of Partnership computed by reference to the last reported sale price of the Units over-the-counter on December 11, 2002 was approximately $838,565 Item 1. Business

Item 1.    Business
           --------

         History of the Partnership

         Royal Palm Beach Colony, Limited Partnership (the "Partnership" or the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership is a successor to Royal Palm Beach Colony, Inc., (the "Predecessor Company") a Florida corporation organized in 1963. Pursuant to a Plan of Complete Liquidation the Predecessor Company transferred all of its assets, subject to all of its liabilities, to the Partnership in exchange for a number of partnership units ("Units") exactly equal to the number of shares of common stock of the Predecessor Company outstanding on July 11, 1985.

         On the effective date of the Predecessor Company's liquidation, the Units were distributed to the former holders of common stock of the Predecessor Company on the basis of one (1) Unit for each share of common stock of the Predecessor Company.

         The Partnership has adopted a Plan of Liquidation, a copy of which is annexed as an exhibit hereto (the "Liquidation Plan"). The Partnership currently intends to complete the liquidation on or prior to December 30, 2002. See Item 5 " Market for the Partnership's Common Equity and Related Stockholder Matters."

         The Managing General Partner of the Partnership is Stein Management Company, Inc. ("Steinco") which has the right and obligation, under the Partnership Agreement, to manage and direct the affairs of the Partnership. Hasam Realty Limited Partnership ("Hasam"), the other General Partner of the Partnership, must approve certain decisions made by Steinco. While Steinco does not require such approval to adopt and implement the Liquidation Plan, Hasam has ratified and approved the Liquidation Plan. Subsequent to the Liquidation Date, Steinco LLC, a New Jersey limited liability company which is a subsidiary of Stein Management Company, Inc., the Partnership's Managing General Partner, will act as the Liquidating Agent for the Partnership.

         The Units are currently trading over-the-counter under the symbol "RPAMZ." On the Liquidation Date, Partnership Units will no longer exist and accordingly will not be transferable thereafter.

         Results of Asset Disposition Activities; Adoption of Plan of
Liquidation

         The Partnership's principal business objective was to operate, manage and dispose of the assets, which were transferred to it by the Predecessor Company. Since its inception, the Partnership has engaged in a program of asset disposition resulting in the sale of assets for an aggregate gross consideration of $83,322,000.

         The Partnership has declared aggregate distributions of $34,538,605 ($7.70) per Unit since inception through September 30, 2002, including a distribution of $0.25 per share paid to Unit holders of record as of January 21, 2002. See Item 5 - Market for the Partnership's Common Equity and Related Stockholder Matters - "Prior Distributions."

     The Partnership intends to make a further distribution of $0.35 per Unit on or December 27, 2002 (shortly before the liquidation and dissolution of the Partnership) to holders of record of Units as of December 13, 2002. See "Impending Liquidation and Dissolution of the Partnership" immediately below.

         Liquidation and Dissolution of the Partnership

         As of the date of this report, the Partnership's sole remaining assets consisted of:

         (a) its right to receive the future Contingent Utilities Payments described in the following paragraph;

         (b) cash of approximately $2,030,000, of which approximately $1,696,000 will be distributed prior to the Partnership's liquidation to Unit holders of record as of December 13, 2002; and the balance will be paid for fees and expenses related to the Liquidation (including advance payments for services to be rendered after the Liquidation, such as the fees of the Paying Agent for the Contingent Payments), and including approximately 260,000 to be held as a Reserve Account; and

         (c) fragmentary parcels of real estate and real estate easements having no commercial value which will be disposed of prior to the Liquidation Date.

         Contingent Payments Relating to Utility Agreement

         Prior to the organization of the Partnership, a subsidiary of Predecessor Company which owned and operated a water utility ("Utility") in the Village of Royal Palm Beach, Florida (the "Village"), executed an Agreement of Purchase and Sale dated March 30, 1983 (the "Utility Agreement"), pursuant to which, among other matters, the Village purchased the Utility and agreed, in addition to a cash payment at closing, to make additional annual payments (the "Contingent Payments) based on the number of new residential and other water hookups taking place in the Village during future annual periods. Three annual Contingent Payments remain to be made by the Village on January 15 of 2003, 2004 and 2005, respectively.

         The highest annual Contingent Payment made by the Village under the Utility Agreement during the past 10 years was $519,000, the lowest was $85,000 and the most recent payment, in January 2002, was $442,000. A preliminary report by the Village indicates that the net Contingent Payment due January 15, 2003 should be approximately $692,000 or $0.154 per Unit. Such anticipated payment and the amount of past payments is not necessarily indicative of the payments to be received in respect of the following two years. The Partnership can not predict the level of future Contingent Payments, since the amount depends entirely on the number of new residences constructed and hooked up to the water plant during the period for which Contingent Payments will be due. Future new residential construction will be the result of independent and unrelated housing decisions made by individual land owners in the community served by the water plant. In turn, such decisions are likely to be affected by economic conditions, including the state of the general economy and the level of interest rates, which cannot be predicted.

         Reason for Adoption of the Liquidation Plan

         Since the Partnership now holds only cash, fragmentary interests in real estate and easements having no commercial value and the right to receive the Contingent Payments referred above, the Board of Directors of Steinco has determined that it would be in the best interests of all of the Partners of the Partnership that the Partnership be liquidated and dissolved, and that its assets, other than an amount of cash to be temporarily retained as a Reserve Account, be distributed pro rata to the Partners in accordance with their Percentage Interests in the Partnership (as defined below), (hereafter the "Liquidation"). The Liquidation Plan is designed to provide a mechanism which will to allow the Contingent Payments to be collected when, as and if due, and to be distributed to the record holders of Partnership Units (hereafter referred to as "Record Holders") without the substantial administrative, legal and accounting costs which would be incurred if the public Partnership entity were preserved.

         The Partnership will distribute to the record holders of Units, on or before the Liquidation Date, pro rata in accordance with their respective Percentage Interests, all of the cash held by the Partnership other than cash required to fund the costs of the liquidation and cash to be deposited in the Reserve Account. If any portion of the Reserve Account is not expended and the Liquidating Agent determines that such remainder is not required to held for payment of further known or contingent liabilities, such remainder will be distributed pro rata to the Record Holders. (see "Reserve Account" below).

Principal Provisions of the Liquidation Plan

         The following is a summary of the principal provisions of the Liquidation Plan and is qualified in its entirely by reference to entire text of the annexed Liquidation Plan.

         On December 27, 2002, the Partnership will distribute $0.35 to record holders of its Units.

         As of the Liquidation Date, undivided, non-transferable interests in the Contingent Payments ("Contingent Payment Interests") will be deemed distributed to the Record Holders as of the Liquidation Date, pro rata in accordance with the Percentage Interests of the Partnership owned by such Record Holders on the Liquidation Date. The legal right of the Partnership to receive such Contingent Payments will be assigned to Steinco LLC acting solely as Liquidating Agent for the dissolved Partnership, (without any beneficial economic interest therein devolving upon the Liquidating Agent) and solely to enable the Liquidating Agent to have the right to enforce payment of the Contingent Payments on behalf of the Record Holders should the necessity for such enforcement arise. As indicated in the following paragraph, the Contingent Payments will be paid directly by the Village to the Record Holders of the Contingent Payment

Interests through the Paying Agent mechanism described in the following paragraph.

         An Addendum to the Utility Agreement dated October 25, 2002, which provides the procedures for distribution of the Contingent Payments, is appended to this report as an Exhibit. In summary, the Village will issue a single check for a sum equal to the entire amount of each Contingent Payment as calculated under the Utility Agreement, less a service fee to the Village of 5% of the amount thereof, directly to Registrar and Transfer Company, Inc. ("R&T) acting as the Paying Agent under a Paying Agent Agreement between the Partnership, the Liquidating Agent and R&T. R&T will thereafter issue checks to each holder of Record Holders as of the Liquidation Date. The Partnership has agreed to such service fee to the Village based upon the Partnership's belief that a distribution in this manner would be in the best interests of the Record Holders, in view of the alternative administrative costs of administering the Contingent Payments in any other manner. A copy of such Paying Agent Agreement is appended as an exhibit to this report.

         Certificates Not to be Issued for Contingent Payment Interests; Non-Transferability

         The Contingent Payment Interests will not be represented by certificates and will represent only the right of the Record Holders (determined as of the Liquidation Date) to receive a pro rata share of the Contingent Payments when, as and if made. Such Record Holders will not be required to any action in order to become owners of such undivided interests in the Contingent Payments. Such Contingent Payment Interests can not be transferred, and neither the Liquidating Agent, nor R&T as Paying Agent, will have any obligation to effect or recognize any purported transfers either for the purpose of determining the persons entitled to receive distributions in respect of the Contingent Payments, or for any other purpose. ANY ATTEMPTED TRANSFER OF UNITS EITHER HELD DIRECTLY OF RECORD BY A UNITHOLDER OR THAT ARE HELD OF RECORD FOR A BENEFICIAL OWNER BY A BROKER IN "STREET" NAME OR BY ANY OTHER NOMINEE OR FIDUCIARY, WHICH TRANSFER IS ATTEMPTED ON OR AFTER THE LIQUIDATION DATE, EITHER DIRECTLY INTO THE NAME OF SUCH BENEFICIAL OWNER OR TO ANY OTHER PARTY, WILL NOT BE RECOGNIZED BY THE VILLAGE OR R&T, AND DISTRIBUTIONS OF CONTINGENT PAYMENT INTERESTS IN RESPECT OF SUCH UNITS WILL CONTINUE TO BE MADE TO SUCH UNITHOLDERS, BROKERS, NOMINEES OR FIDUCIARIES OR OTHER PERSONS WHO APPEARED AS RECORD HOLDERS AS OF THE LIQUIDATION DATE.

         The Reserve Account

         Prior to the Liquidation Date, the Partnership will pay all of its known accrued liabilities and, in addition, will make advance payments to R&T for its future services as Paying Agent, and to the Partnership's accountants and attorneys who will be required to perform services for the dissolved Partnership subsequent to the Liquidation Date, including requisite final securities regulatory filings, the preparation of final financial statements final tax returns and the issuance of final forms K-1 to Partners. In addition, The Liquidating Agent will establish a Reserve Account, to be administered by The Liquidating Agent, into which the Partnership shall deposit a an amount reasonably determined to be reasonably necessary to pay all reasonably anticipated obligations of the Partnership, fees to service providers who furnish services after the Liquidation Date, such unanticipated additional costs and liabilities as may arise or are first discovered after the Liquidation Date, and the amount ($150,000) deductible under the General Partners Liability Insurance Policy covering officers and directors of the general partners, the Liquidating Agent and certain other persons. It is currently anticipated that the aggregate amount of the Reserve Account will be approximately $260,000. Such amount may be increased or decreased prior to the liquidation date as circumstances dictate. If the Liquidating Agent in the future shall determine that retention of the Reserve Account is no longer necessary, any balance shall be transferred to R&T for distribution pro rata to the Record Holders. However, if the Liquidating Agent is advised that, after taking into account the costs associated with such distribution, the Record Holders would receive a distribution of less than one tenth of one cent ($0.001) per Unit, the Reserve Account balance may be contributed to a not-for-profit organization operating in the state of Florida whose purposes include activities with a view to protecting or improvement of the environment. It is unlikely that any such distribution will take place prior to the final distribution of the Contingent Payments by the Village.

         Personnel:

         As of the date hereof the Partnership retains a consultant who acts as an administrator of the Partnership's books and records and handles miscellaneous administrative details; and as needed, an additional person who performs its bookkeeping requirements. The Partnership retains independent professionals as needed. The balance of the Partnership's affairs has been carried out by independent brokers, contractors and other consultants under the direction of the Board of Directors of the Managing General Partner. See Item
10. Following Liquidation, the Liquidating Agent will incur miscellaneous costs in connection with its activities as Liquidation Agent for the Partnership, including bookkeeping and related administrative costs relating to collection and distribution of the Contingent Payments. The sum of approximately $15,000 will be paid to the Liquidating Agent (in addition to the fee described below) to be applied to payment of such costs; any additional amounts will be paid from the Reserve Account.

         The Liquidating Agent will be paid the sum of $30,000 for each of 2003, 2004 and 2005, of which $30,000 will be paid immediately prior to the Liquidation Date. The Liquidating Agent will be responsible for administering the Reserve Account, including the payment, settlement or other disposition of accrued and unpaid or contingent liabilities of the Partnership, enforcing, if necessary, the Village's obligations to make Contingent Payments, responding to any claims made against the Partnership, and overseeing the preparation and filing of the Partnership's final tax return and distribution of tax information to the Record Holders.

         Indemnification of the Liquidating Agent. The Liquidation Plan provides that the Partnership will indemnify SLLC and Steinco, and their respective officers, directors, members and equity holders (each, an"Indemnified Party") from and against any and all liabilities and costs incurred by them in the performance of their duties under the Partnership Agreement and under this Plan, to the fullest extent that any such Indemnified Party could be indemnified under the laws of the State of Delaware or the Partnership Agreement. Each Indemnified Party shall have the right to retain counsel or other professional assistance in the event that he, she or it shall be required to commence or join in, or shall be named as a party legal proceedings relating to this Plan, the Utility Agreement, the Utility Amendment, the Paying Agent Agreement or any other document executed in connection with the Partnership's liquidation.. In the event of any such proceedings an Indemnified Party shall be entitled to be reimbursed therefore from the Reserve Account, as and when such costs are incurred, and, if any judgment is obtained against such Indemnified Party, to the payment from the Reserve Account of the amount of such judgment (the amount thereof plus any Indemnified Party's other costs being referred to hereafter as "Costs"); provided, however, that an Indemnified Party shall not be entitled to any such reimbursement if it shall be determined in any such proceeding that either has been guilty of gross negligence or fraud, and that such gross negligence or fraud is a proximate cause of the event or circumstance as to which such judgment has been issued. In the event that an Indemnified Party is entitled by reason of such indemnification to payment of any amount from the Reserve Account and the amount available in the Reserve Account in insufficient fully to make such payment, then SLCC shall have the right to require the Paying Agent to withhold the deficiency from the next following Contingent Payment or distribution and to pay over such deficiency amount to the Indemnified Party entitled thereto. An Indemnified Party may but shall not be obligated to retain independent counsel to advise such Indemnified Party as to a right to reimbursement under this subsection, and the fees and expenses of such counsel shall constitute additional reimbursable Costs under this subsection unless such counsel determines that all or a portion of the Indemnified Party's Costs were not reimbursable, in which event such counsel-related fees and expenses shall not be reimbursable in the same proportion as the amount of Costs deemed non-reimbursable by such counsel. It is the intention of the Liquidation Plan that the indemnification obligations of the Partnership hereunder shall survive its liquidation and dissolution.

         The Liquidation Plan also provides that the foregoing indemnification provisions are intended to be for the sole benefit of the Indemnified Parties, and such provisions shall not be deemed to provide any right, legal or equitable cause of action or other claim to third parties, either to enforce such provisions directly or on behalf of any Indemnified Party, or to require that such Indemnified Party enforce any such rights.

         Office Facilities:

         The Partnership's executive headquarters have been located at 2501 S. Ocean Drive, Hollywood, Florida 33019. The premises are owned by an affiliate of Hasam, which has made such premises available to the Partnership as an accommodation without charge. Following the Liquidation Date, offices will not be maintained, but the Liquidating Agent will retain a person to respond to telephone inquiries. The Partnership's books and records will be maintained and accessible in appropriate warehouse facilities.

Item 2.  Properties

         The Partnership no longer holds any properties.

Item 3.  Pending Legal Proceedings.

The Partnership is not involved in any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        Matters

The Units currently trade on the over-the-counter market (Symbol RPAMZ:PK).

The following table sets forth, for the fiscal periods of the Partnership indicated, the reported high and low closing prices for the Partnership's Units in over-the-counter trading during the fiscal years ended September 30, 2001 and 2002. The Partnership's Units were held by approximately 508 Record Holders of as of December 11, 2002. Based on its tax records, including beneficial owners, the Partnership believes that there were a total of approximately 886 Unit holders as of such date.

Fiscal Year Ended: September 30, 2001

Quarter                    High           Low
-------                    ----           ---
First                      $.65           $.20
Second                     $.30           $.20
Third                      $.80           $.35
Fourth                     $.85           $.10

Fiscal Year Ended: September 30, 2002

Quarter                    High           Low
-------                    ----           ---
First                      45/64          29/64
Second                     45/64            1/4
Third                      1 13/32          7/16
Fourth                     35/64          35/64

As of December 9, 2002, Unit had not been traded since November 13, 2002, on which date the high and low closing prices for the Partnership's Units in over-the-counter trading were $0.50 and $0.50, respectively. Since the Partnership no longer conducts any operations, and holds only cash, fragmentary real estate interests to be disposed of before the Liquidation Date and the right to receive the Contingent Payments, historical trading data may not be relevant to a person considering a purchase or sale of Partnership Units.

         Termination of Trading on Liquidation Date

         Following the Liquidation of the Partnership, the Partnership's Units will no longer exist, and former record holders of Partnership Units will hold only undivided and non-transferable interests in the Contingent Payments ("Contingent Payment Interests"), as described above. Such Record Holders will not be required to take any action in order to become owners of such undivided interests. The Partnership will be dissolved under the laws of Delaware and will no longer exist, and neither the Liquidating Agent, the Paying Agent nor any other party will respond to requests for the transfer of such interests. The sole rights of Record Holders will be to receive their pro rata share of Contingent Payments, when, and as if made by the Village. See "Certificates Not to be Issued for Contingent Payment Interests; Non-transferability" in Item 1 above.

Federal Income Tax Treatment of Distributions


The following is a brief summary of the federal income tax consequences generally arising with respect to distributions to Unit holders and which will likely apply to distributions of cash generated by the Contingent Payments. This summary does not address the effects of federal taxes other than income taxes, taxes imposed under state, local or foreign laws, or non-income tax matters, and does not purport to discuss all aspects of federal income taxation that may be relevant to a Unitholders in light of a Unitholder's individual tax circumstances. The Partnership has not sought a ruling by the Internal Revenue Service with respect to the Liquidation or the tax consequences thereof.

         At the inception of the Partnership, its assets were assigned a tax basis in the hands of the Partnership based upon the net fair market value of the assets transferred from the Predecessor Company as determined by reference to the aggregate market value of the Units at the time of original issuance. Each Unit's pro rata share of such net fair market value resulted in a capital account of $6.31 per Unit, which also became the original tax basis of each Unit in the hands of the original Unitholders. As a result of the Partnership's taxable income and loss and distributions made by the Partnership to the Unitholders since inception (and other events), the capital account and tax basis attributable to each Unit has changed substantially.

         Generally, a purchaser of a Unit after the Partnership's inception has an initial tax basis in such Unit equal to the net price paid therefore increased by the amount of any Partnership liabilities that are attributable to the Units purchased by the Unitholder. Such basis would thereafter have increased by such Unit holder's allocable share of the Partnership's income and decreased by the allocable share of taxable loss and by any cash distributions made by the Partnership to such Unitholder. Each original Unitholder and each Unitholder that purchased or acquired Units after the inception of the Partnership should consult his/her tax adviser concerning his/her current tax basis.

         Upon Liquidation, since the Contingent Payment will be the Partnership's sole asset, the Partnership believes that the basis of each Unitholder in its portion of the rights to the Contingent Liability will be zero. The partnership also believes that Payments in respect of such Contingent Payment will result in ordinary income and should be taxable at ordinary income rates. If a Unitholder has "suspended losses" with respect to its Partnership Units, such suspended losses can generally be used to offset such income. Additionally, a capital loss equal to a Unitholder's basis in its Units in the Partnership should be available to a Unitholder in the tax year in which it receives its share of the rights to the Contingent Payment.

         Unitholders with a negative capital account balance with respect to their interests in the Partnership, may have, upon the termination of such Unitholder's interest in the Partnership, gain in the amount equal to such Unitholder's negative capital account balance.

         The Partnership has booked into income the 2003 portion of the Contingent Payment. such payment will amount to approximately $692,000, or approximately $0.154 per Unit. Because the Partnership is on the accrual method of accounting, such amount will be recorded as income for the tax year of the Partnership ending on December 31, 2002. The amount of that Contingent Payment will be included to the Partnership's gross income for 2002 and therefore, on a pro rata basis, in the gross income of each Unitholder for the calendar year 2002 (or such other fiscal year of the Unitholder in which December 31, 2002 occurs). Therefore, because the income has already been taxed, the receipt of such cash should not give rise to any additional income to the recipients.

         Delaware Law Relating to Partnership Distributions

         Section 17-607(a) of the Delaware Revised Uniform Limited Partnership Act provides generally that a limited partnership shall not make a distribution to a partner if, after giving effect to the distribution, all liabilities of the partnership exceed the fair value of its assets. A limited partner who receives such a distribution is liable to the limited partnership for the amount thereof, but only if such limited partner knew at the time of the distribution that distribution violated said Section 17-607(a). No claim based on any such wrongful distribution may be made more than three years after such distribution. All prior distributions have been made at such times as the sum of all liabilities of the Partnership exceeded the fair value of its assets. The Liquidating Agent intends to provide for and pay all of the known liabilities of the Partnership contemporaneously with the cash distribution intended to be made in December 2002, and believes that the Reserve Account has been calculated to exceed any reasonably anticipated future liabilities.

Item 6.   Selected Financial Data


The following is a summary of selected financial data (in thousands of dollars except as to per unit amounts) as of and for the periods ended on the dates indicated:



Fiscal Years Ended September 30,
----------------------------------------------------------
                                  2002          2001           2000             1999           1998
Selected Income
 Statement Data

Revenues                        $ 4,156      $ 1,074          $ 2,058         $ 8,412        $ 2,170
Net income (loss)               $ 2,125      $   172          $   281         $ 3,107           (215)
Income (loss) per unit          $  0.47      $  0.04             0.06            0.69           (.05)
Selected Balance
Sheet Data

Total assets                    $ 2,984      $ 2,048          $ 2,785         $ 5,936        $ 4,786
Mortgage Notes Payable             $-0-         $-0-              -0-             -0-          1,322
Partners' equity                $ 2,849      $ 1,845            2,569           5,652          2,546
Cash distributions
per unit                        $  0.25      $  0.20          $  0.75         $  0.00        $  0.00



Since the Partnership's sole business has been the disposition of its assets and the distribution of proceeds to its Unitholders, results in any period are not comparable with any other period. See Item 5 -- Prior Distributions (relating to prior returns of capital).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         During the fiscal year, the Partnership had gross revenues of $4,156,372 most of which resulted from land sales, as compared with $1,074,495 in 2001 and $2,058,221 in 2000. Net income was $2,125,858 in 2002, as compared with $172,422 in 2001 and $280,524 in 2000. Since the Partnership's activities consisted principally of the sale of its remaining properties, and the timing of closing dates for such sales was usually subject to contingencies which often resulted in changes to such closing dates, a comparison of sales and income results from comparable periods in different years , while set forth below, is not considered meaningful.

         Cash was $812,520 at September 30, 2000 as a result of substantial sales during the year and decreased to $515,952 as of September 30, 2001 principally as a result of a distributions to Unitholders aggregating $897,101 during the year. Cash increased to $1,474,674 at September 30, 2002 such change having been primarily the result of collections on land sales and receivables of $2,683,827 and distributions to Unitholders aggregating $1,121,376 in March 2002, See Financial Information - Statements of Cash Flows.

         For the balance of the Partnership's existence, and based on its cash on hand and its substantially reduced operating expenses, the Partnership anticipates having ample cash to discharge its obligations through the Liquidation Date, including payment of all fees and expenses of the liquidation, establishment of the Reserve Account, and payment of the fees and expenses of professionals and other service providers for current and future services required in connection with the Liquidation and the collection and distribution of the Contingent Payments.



         Results of Operations

                                          Fiscal Years Ended September 30
                               ---------------------------------------------------------
                                    2002                 2001                    2000
                                    ----                 ----                    ----
Sales of land, net             $ 3,413,000           $   595,000            $ 1,436,000
Interest income                $    51,000                37,000                 53,000

Sale of utility system         $   692,000(1)            442,000                548,000

Other                                                                            21,000
                               -----------           -----------            -----------
Total revenues                 $ 4,156,000           $ 1,074,000            $ 2,058,000
                               ===========           ===========            ===========


(1) To be collected in January of 2003. See "Contingent Payments Relating to Utility Agreement"

         Cost of Sales

Cost of sales relates to the sales of land as discussed above. This item varies as a result of dissimilar profit margins and income recognition methods on the various sales of land as discussed above.

         Selling, Administrative and Other Expenses

Selling, general and administrative expenses were $869,069 in 2002, as compared with $492,760 in 2001 and $585,058 in 2000. The differing selling, general and administrative expenses resulted principally from different commission expenses related to land revenues during the relevant periods.

         Property Taxes

Property tax expense decreased materially from 1999 to 2001 because of substantial sales of the Partnership's properties.

         Income Taxation of the Partnership

The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a Partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997. Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its Partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal Tax on its gross income for federal income tax purposes (principally revenues less tax cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include federal tax of $60,612, $9,238 and $19,980 for the fiscal years ended September 30, 2002, 2001, and 2000, respectively. See Note 6 the Financial Statements included with this report.

Item 8. Financial Statements and Supplementary Data

Financial Statements and supplementary data are listed under Item 14 herein.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Partnership

The following information is provided with respect to the directors and officers of each general partner of the Partnership.(l)


                                 Present Position With                      Other Positions
Name and Age                     the Partnership                            with the Partnership
-------------                    ---------------                            --------------------
Irving Cowan - 70                President of the Managing General          Private Investor
                                 Partner

David B. Simpson - 63            Vice President and Director of the         Attorney currently in private practice
                                 Managing General Partner
                                                                            and counsel to the

                                                                            Partnership
Jack Friedland    - 77           Member of Friedco,LLC (1)                  Private Investor

Leonard Friedland  - 78          Member of Friedco,LLC (1)                  Private Investor

Herbert Tobin      - 62          Director, Secretary                        Private Investor
                                 And Treasurer of
                                 Hasam

Marjorie Cowan - 62              Member of Friedco,LLC (1)                  Private Investor

Harold Friedland - 72            Member of Friedco                          Private Investor


         (1) The general partners of the Partnership are Stein Management Company, Inc., the Managing General Partner ("Steinco") and Hasam Realty Limited Partnership ("Steinco"). The sole stockholder of Steinco is Nancy Simpson, spouse of David B. Simpson, a Director and Vice president of Steinco. The general partner of Hasam is Friedco, LLP ("Friedco") a Florida limited liability company. Its four members, Jack, Harold and Leonard Friedland and Marjorie Cowan, who are brothers and sister, manage Friedco. Irving Cowan is the husband of Marjorie Cowan.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partners of the Partnership, and persons who own more than ten percent of the Partnership's Units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and greater than ten-percent Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. No such forms were furnished to the Partnership during fiscal 2002. Based solely on the foregoing the Partnership believes that during fiscal 2002, no purchases or sales of units were made requiring compliance with applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

         During fiscal 2002 officers and directors of Stein Management Company, Inc. as a group (3 persons), earned $12,500 in cash compensation. No compensation was paid to Hasam or its partners.

         The Partnership Agreement provides that the Partnership will provide and pay for all payroll and other costs of The Liquidating Agent (to the extent such costs are not paid directly by the Partnership) in connection with the employment of personnel, and the costs of office space, outside clerical and professional assistance, equipment, and other facilities which are ordinary and necessary to the conduct and management of the Partnership's affairs. Since 1994, however, for administrative convenience, all such reimbursable expenses have been paid directly by the Partnership. The Liquidating Agent's sole function has been to serve as the Managing General Partner and it has not conducted any other operations. Subsequent to the Liquidation Date, The Liquidating Agent will serve as Liquidating Agent for the dissolved Partnership.

         Other than the foregoing, the Managing General Partner is not entitled to any compensation in respect of the discharge of its obligations under the Partnership Agreement. Hasam, the other General Partner, is not entitled to compensation of any nature under the Partnership Agreement but is entitled to reimbursement for such expenses as it may reasonably incur in the discharge of its ordinary and necessary obligations as a General Partner. During the year, the Partnership also retained Randy Reiger, whose real estate brokerage firm served as the Partnership's principal broker for disposition of its assets, at a monthly consulting fee of $8,500. Mr. Reiger is not affiliated with either general partner. Mr. Rieger earned additional brokerage fees in respect of individual real estate sales.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 10, 2002 information concerning
(i) all persons who are known to the Partnership to be the beneficial owner of more than 5% of the Units and (ii) the beneficial ownership of Units of directors and officers of each General Partner of the Partnership.

                                   Units Beneficially           Percentage of
                                        Owned (a)               All Units
                                  ------------------         ---------------
Harold Friedland                      712,417 (1)                  15.9%
636 Old York Road #210
Jenkintown, PA 19046

Jack Friedland                      1,155,834 (2)                  25.9%
111 Regatta Drive
Jupiter, FL 33477

Leonard Friedland                     232,779 (3)                   4.0%
6530 Allison Road
Miami Beach, FL 33131

Marjorie Cowan                      1,057,929 (4)                  23.6%
3725 S. Ocean Dr.
Hollywood, FL 33019

Irving Cowan
3725 S. Ocean Dr.
Hollywood, FL 33019                    96,900                       2.2%

Hasam Realty Limited Partnership       75,000                       1.7%
2501 S. Ocean Dr.
Hollywood, FL 33019

Stein Management Company               20,093               Less than 1%
2501 S. Ocean Drive
Hollywood, FL 33019

David B. Simpson                        1,460 (5)           Less than 1%
2 University Plaza #109
Hackensack, N. J. 07601

All officers and                    1,673,131 (b)                    37% (b)
directors of Steinco
and Hasam
as a group
(See footnotes)

(a) Includes all units as to which owner holds sole or shared voting or investment power.

(b) Excludes duplication where beneficial ownership attributed to more than one person

(1) Includes 75,000 units owned by Hasam, of which Harold Friedland may be deemed a controlling person, and 159,354 Units originally owned by the Samuel Friedland Family Foundation and transferred to a charitable foundation of which Harold Friedland is a trustee. Does not include 316,144 Units owned by an adult child and 65,000 Units owned by trusts for other adult children of which Jack Friedland is one of three trustees.

(2) Includes 75,000 units owned by Hasam, of which Jack Friedland may be deemed a controlling person, 159,354 Units originally owned by the Samuel Friedland Family Foundation and transferred to a charitable foundation, of which Jack Friedland is a trustee. Does not include 2,500 units owned by Jack Friedland's wife.

(3) Includes 75,000 units owned by Hasam, of which Leonard Friedland may be deemed a controlling person, and 159,354 Units originally owned by the Samuel Friedland Family Foundation and transferred to a charitable foundation, of which Leonard Friedland is a trustee.

(4) Includes 75,000 units owned by Hasam Realty L.P., of which this individual may be deemed a controlling person, 159,354 Units originally owned by the Samuel Friedland Family Foundation and transferred to transferred to a charitable foundation, of which Marjorie Cowan is a trustee, 16,993 units owned by a trust for a minor child of which Mr. and Mrs. Cowan are trustees and 21,708 Units owned jointly with Mr. Cowan. Does not include 96,900 units owned by Mrs. Cowan's husband, Irving Cowan.

(5) Does not include 20,000 Units owned by Stein Management Company, of which Mr. Simpson's wife owns all of the common stock.

Item 13.  Certain Relationships and Related Transactions

None

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

     1. Financial Statements:

     2. Independent Auditor's Report


Royal Palm Beach Colony, Limited Partnership Financial Statements:

Balance sheets as of September 30, 2002 and 2001.

Statements of income for the years ended September 30, 2002, 2001, and 2000.

          Statements of partners' equity for the years ended September 30, 2002, 2001, and 2000.

          Statements of cash flows for the years ended September 30, 2002, 2001, and 2000.

3. Financial Statement Schedules:

Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

         None.

(c) Exhibits NOTE: All references in this table of exhibits to "Registration Statement" relate to the Registration Statement of the Partnership on Form S-14 (file Number 2-96374) as originally filed with the Securities and Exchange commission on March 12, 1985, as supplemented by Amendment No. 1 filed May 23, 1985 and as effective on June 10, 1985.

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

4(b) Loan Agreement between Royal Palm Beach Colony, Limited Partnership and Union Bank of Florida dated October 6, 1994, pertaining to loan in the amount of $975,000. Filed as Exhibit 4(b) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

4(c) Correction to description of Exhibit 4(c) filed with Report of Partnership on Form 10-K for fiscal year ended September 30, 1995. Said Exhibit relates to is a promissory note for $27,247.83 of accrued interest on Promissory Note in the amount of $500,000 filed as Exhibit 4(d) to said report on Form 10-K. Filed as Exhibit 4(c) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(d) Correction to description of Exhibit 4(d) filed with Report of Partnership on Form 10-K for fiscal year ended September 30, 1995. Said Exhibit is a Promissory note from Partnership to Hasam Realty L.P. in the amount of $500,000. Filed as Exhibit 4(d) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(e) Agreement between Partnership and Gerald M. Higher dated December 1, 1995 relating to purchase of 10.8 acre commercial tract. Filed as Exhibit 4(e) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

4(f) Agreement between Partnership and Gerald M. Higier dated in 1995 relating to purchase of 24 acres. Filed as Exhibit 4(f) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

4(g) Agreement executed August 12, 1996 between the Partnership and Lennar Homes, Inc. relating to sale of 86 single family lots in Crestwood Unit 3 - Plat Three. Filed as Exhibit 4(g) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(h) First Mortgage Modification Amendment dated June 26, 1995 to Loan Agreement referred to in Exhibit 4(b). Filed as Exhibit 4(h) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(i) Second Mortgage Modification Amendment dated October 21, 1996 to Loan Agreement referred to in Exhibit 4(b). Filed as Exhibit 4(i) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4 (j) Mortgage dated June 13, 1996 between Crossroads Associates, Ltd. and the Partnership pertaining to secured loan of $300,000 to the Partnership. Filed as
Exhibit 4(j) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4 (k) Promissory Note dated June 13, 1996 in the amount of $300,000 from Partnership to Crossroads Associates, Ltd. relating to Mortgage referred to in
Exhibit 4(j). Filed as Exhibit 4(k) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(l) Letter Agreement dated May 23, 1996 between Randy Rieger and the Partnership relating to brokerage and consulting services. Filed as Exhibit 4(l) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

4(m) Agreement for Purchase and Sale between the Partnership and TCR SFA Apartments, Inc. dated March 18, 1998 and First and Second Amendments thereto dated in June and December of 1998, respectively, relating to the sale of approximately 21.8 acres in the Crestwood Tract, Filed as Exhibit 4(m) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference.

4(n) Agreement dated in January 2001 for Purchase and Sale between the Partnership and Stewart Marcus, Trustee, relating to the sale of approximately
21.82 acres in the Crestwood Tract, filed herewith. Filed as Exhibit 4(n) to the Report of the Partnership on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

4(o) Plan of Liquidation of the Partnership adopted as of December 12, 2002. Filed herewith as Exhibit 4(o) and incorporated herein by reference.

4(p) Second Addendum to Utility Agreement between the Partnership, the Liquidating Agent and the Village of Royal Palm Beach dated as of October 25, 2002. Filed herewith as Exhibit 4(p) and incorporated herein by reference.

4(q) Third Addendum to Utility Agreement between the Partnership, the Liquidating Agent and the Village of Royal Palm Beach dated as of December 5, 2002. Filed herewith as Exhibit 4(q) and incorporated herein by reference.

4(r) Paying Agent Agreement between the Partnership, the Liquidating Agent and Registrar and Transfer company, Inc. dated as of December 11, 2002. Filed herewith as Exhibit 4(r) and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROYAL PALM BEACH COLONY,
LIMITED PARTNERSHIP
By: Stein Management Company, Inc.
Managing General Partner


By:      /s/ Irving Cowan
         --------------------------
         Irving Cowan, President


Date: December 17, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Name and Title

         /s/ David B. Simpson
         -------------------------
         David B. Simpson
         Director,  Vice President,
         Stein Management Company,  Inc.


         /s/ Herbert Tobin
         -------------------------------
         Herbert Tobin Director,
         Stein  Management
         Company,  Inc.


         /s/ Irving Cowan
         ---------------------------------
         Irving Cowan
         Director,  President,
         Stein Management Company, Inc.

         Dated: December 17, 2002

                            ROYAL PALM BEACH COLONY,
                               LIMITED PRTNERSHIP

                              FINANCIAL STATEMENTS
                                  YEARS ENDED
                       SEPTEMBER 30, 2002, 2001 AND 2000

                  Royal Palm Beach Colony, Limited Partnership

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



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

                          Independent Auditor's Report


Partners
Royal Palm Beach Colony, Limited Partnership
Hollywood, Florida

We have audited the accompanying balance sheets of Royal Palm Beach Colony, Limited Partnership as of September 30, 2002, and 2001, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully disclosed in Note 2 to the financial statements, the Board of Directors of the Managing General Partner has adopted a plan of liquidation to liquidate and dissolve the Partnership on or about December 30, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Palm Beach Colony, Limited Partnership as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ LEFCOURT, BILLIG, TIKTIN & YESNER, P.A.
-------------------------------------------
LEFCOURT, BILLIG, TIKTIN & YESNER, P.A.


Coral Gables, Florida
December 11, 2002


                  Royal Palm Beach Colony, Limited Partnership

                                 BALANCE SHEETS

                           SEPTEMBER 30, 2002 AND 2001



                                     ASSETS

                                                                    2002           2001
                                                                 ----------     ----------
Cash                                                             $1,474,674     $  515,952
Utility and other receivables (Note 3)                            1,456,925        444,558
Property held for sale                                                4,000      1,024,834
Other assets (Note 4)                                                48,856         62,570
                                                                 ----------     ----------

                                                                 $2,984,455     $2,047,914
                                                                 ==========     ==========



                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
      Accounts payable and other liabilities (Note 5)        $  135,292         $  203,233
                                                             ----------         ----------

Commitments, contingencies and
      subsequent events (Notes 2 and 8)

Partners' equity:
      4,485,504 units authorized and outstanding
           General partners                                     128,512            107,217
           Limited partners                                   2,720,651          1,737,464
                                                             ----------         ----------

                                                              2,849,163          1,844,681
                                                             ----------         ----------

                                                             $2,984,455         $2,047,914
                                                             ==========         ==========


                       See notes to financial statements.


                                    Royal Palm Beach Colony, Limited Partnership

                                              STATEMENTS OF OPERATIONS


                                                                       Years ended September 30,
                                                       --------------------------------------------------------
                                                          2002                   2001                    2000
                                                       ----------             ----------             ----------
Revenues (Note 9)                                      $4,156,372             $1,074,495             $2,058,221
                                                       ----------             ----------             ----------

Costs and expenses:
    Cost of sales                                       1,131,265                361,355              1,105,191
    Selling, general and administrative
       expenses (Notes 6 and 7)                           869,069                492,760                585,058
    Property taxes                                         30,180                 47,958                 87,448
                                                       ----------             ----------             ----------

                                                        2,030,514                902,073              1,777,697
                                                       ----------             ----------             ----------

Net income                                             $2,125,858             $  172,422             $  280,524
                                                       ==========             ==========             ==========

Net income per unit                                    $     0.47             $     0.04             $     0.06
                                                       ==========             ==========             ==========

Weighted average number of units
    outstanding                                         4,485,504              4,485,504              4,485,504
                                                       ==========             ==========             ==========

                       See notes to financial statements.

                  Royal Palm Beach Colony, Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY



                                         Partnership            General                Limited               Total
                                            Units               Partners              Partners               Equity
                                         -----------           -----------           -----------           -----------
Balance, September 30, 1999                4,485,504           $   187,952           $ 5,465,012           $ 5,652,964


Partnership distributions
    ($0.75 per unit)                                               (71,319)           (3,292,809)           (3,364,128)

Net income                                                           5,947               274,577               280,524
                                         -----------           -----------           -----------           -----------

Balance, September 30, 2000                4,485,504               122,580             2,446,780             2,569,360

Partnership distributions
    ($0.20 per unit)                                               (19,018)             (878,083)             (897,101)

Net income                                                           3,655               168,767               172,422
                                         -----------           -----------           -----------           -----------

Balance, September 30, 2001                4,485,504               107,217             1,737,464             1,844,681

Partnership distributions
    ($0.25 per unit)                                               (23,773)           (1,097,603)           (1,121,376)

Net income                                                          45,068             2,080,790             2,125,858
                                         -----------           -----------           -----------           -----------

Balance, September 30, 2002                4,485,504           $   128,512           $ 2,720,651           $ 2,849,163
                                         ===========           ===========           ===========           ===========


                       See notes to finanacial statements


                            STATEMENTS OF CASH FLOWS
                                                                             Years ended September 30,
                                                             -----------------------------------------------------------
                                                                2002                    2001                     2000
                                                             -----------             -----------             -----------
Cash flows from operating activities:
Cash received:
   Collections on land sales and
    receivables                                              $ 2,683,827             $   595,000             $ 1,436,250
   Interest income                                                18,207                  36,730                  63,066
   Sale of utility system                                        442,478                 548,317                 379,363
   Other cash received                                               310                     287                  21,110
                                                             -----------             -----------             -----------
                                                               3,144,822               1,180,334               1,899,789
                                                             -----------             -----------             -----------
Cash expended:
Selling, general and administrative, and
   property taxes                                                981,827                 572,962                 705,781
Interest paid                                                      1,442                     714
Improvements to property held for sale                            81,455                   6,125                 121,978
                                                             -----------             -----------             -----------
                                                               1,064,724                 579,801                 827,759
                                                             -----------             -----------             -----------
Net cash provided by operating
activities                                                     2,080,098                 600,533               1,072,030
                                                             -----------             -----------             -----------
Cash flows from investing activities:
Purchase of property and equipment                                                                                (9,182)
                                                             -----------             -----------             -----------

Cash flows from financing activities:
Partner distributions                                         (1,121,376)               (897,101)             (3,364,128)
                                                             -----------             -----------             -----------

Net increase (decrease) in cash                                  958,722                (296,568)             (2,301,280)

Cash at begining of year                                         515,952                 812,520               3,113,800
                                                             -----------             -----------             -----------

Cash at end of year                                          $ 1,474,674             $   515,952             $   812,520
                                                             ===========             ===========             ===========

                                  (continued)


                                     Royal Palm Beach Colony, Limited Partnership

                                          STATEMENTS OF CASH FLOWS (CONTINUED)




                                                                             Years ended September 30,
                                                           -----------------------------------------------------------
                                                               2002                    2001                    2000
                                                           -----------             -----------             -----------

Reconciliation of net income to net cash provided by operating activities:
Net income                                                 $ 2,125,858             $   172,422             $   280,524
                                                           -----------             -----------             -----------
Adjustments to reconcile net income
 to net cash provided by
   operating activities

   Depreciation and amortization                                 2,450                   2,584                   2,718

Change in assets and liabilities
 Increase in:
   Utility and other receivables                            (1,012,367)                                       (147,510)
   Other assets                                                                         (9,160)                 (8,909)
 Decrease in:
   Utility and other receivables                                                       104,924
   Property held for sale                                    1,020,834                 342,081               1,013,001
   Other assets                                                 11,264
   Accounts payable and accrued liabilities                    (67,941)                (12,318)                (67,794)
                                                           -----------             -----------             -----------

Total adjustments                                              (45,760)                428,111                 791,506
                                                           -----------             -----------             -----------

Net cash provided by operating activities                  $ 2,080,098             $   600,533             $ 1,072,030
                                                           ===========             ===========             ===========

                       See notes to financial statements.

                  Royal Palm Beach Colony, Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


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


          Net income per unit:
            Net income per unit is calculated based on the weighted average number of units outstanding during the year.


                                   (continued)

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



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


          Reclassifications:
            Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation.


Note 2.  Liquidation of the Partnership:

            On December 11, 2002 the Board of Directors of the Managing General Partner adopted a Plan of Liquidation (the "Liquidation Plan") to liquidate and dissolve the Partnership on or about December 30, 2002. Steinco, which is currently the Managing General Partner, will establish a subsidiary to act as the Liquidating Agent. The Liquidating Agent will be paid $30,000 per year for the years 2003, 2004 and 2005, with the first such payment to be made prior to the liquidation date and the last two payments to be made from the Reserve Account described below.

            Prior to the liquidation date, the Partnership intends to dispose of or consume its remaining property held for sale, furniture and equipment, deposits and prepaid expenses and to pay its accounts payable and other liabilities.

            Under the Liquidation Plan, all of the Partnership's cash, including $260,000 to be held in escrow by the Liquidating Agent as a Reserve Account for all reasonably anticipated obligations which may exist or arise after the liquidation date, will be distributed on or before the liquidation date. The only other asset held by the Partnership is an interest in certain future and contingent payments from the Village of Royal Palm Beach which is described in Note 8. Three annual contingent payments remain to be made by the Village on January 15, 2003, 2004 and 2005. The amount of the January 15, 2003 payment has been projected by the Village of Royal Palm Beach to be $728,818 and such amount, net of the 5% distribution fee discussed in Note 8, is carried as a receivable at September 30, 2002. The amount of the contingent payments due 2004 and 2005 cannot presently be determined. Compliance with the Utility agreement and calculation of the contingent payments due will be reviewed and enforced by the Liquidating Agent.

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



Note 2.   Liquidation of the Partnership (continued):

            The Partnership will assign to each record holder of Partnership Units ("Record Holder") as of the liquidation date a non-transferable and undivided interest in each contingent payment due or thereafter to become due from the Village to the Partnership, pro rata in accordance with their holdings of Partnership Units. Contingent payments will be made directly by the Village to the Record Holders through Registrar and Transfer Company, as Paying Agent. The contingent payment interests shall be non-transferable. The Paying Agent will be paid $18,000 for post liquidation administrative matters, with such amount to be paid prior to the liquidation date.



Note 3. Utility and other receivables:

                                                                                   September 30,
                                                                          -------------------------------
                                                                             2002                 2001
                                                                          ----------           ----------
              Mortgage receivable (collected
                   October 21, 2002)                                      $  729,175
              Accrued interest receivable (collected
                   October 21, 2002)                                          32,475
              Utility receivable (Note 8)                                    692,377           $  442,478
              Other                                                            2,898                2,080
                                                                          ----------           ----------

                                                                          $1,456,925           $  444,558
                                                                          ==========           ==========

Note 4. Other assets:

              Other assets consist of the following:
                                                                                   September 30,
                                                                          -------------------------------
                                                                             2002                 2001
                                                                          ----------           ----------
                 Furniture and equipment,
                    net of accumulated depreciation                         $ 4,561             $ 7,011
                 Deposits                                                       200                 200
                 Prepaid expenses                                            44,095              55,359
                                                                            -------             -------

                                                                            $48,856             $62,570
                                                                            =======             =======

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


Note 5. Accounts payable and other liabilities:

        Accounts payable and other liabilities consist of the following:


                                                                                   September 30,
                                                                           -----------------------------
                                                                             2002                 2001
                                                                           --------             --------
              Accounts payable                                             $ 68,072             $ 45,250
              Accrued liabilities:
                 Property taxes                                               9,961              117,443
                 Other                                                       57,259               40,540
                                                                           --------             --------

                                                                           $135,292             $203,233
                                                                           ========             ========

Note 6.   Income taxes:

            The Partnership, pursuant to the transitional grandfather rules of the Internal Revenue Code dealing with publicly traded partnerships, reported its income as a partnership for taxable years through December 31, 1997. The application of the grandfather rules terminated for taxable years commencing after December 31, 1997.

            Under the Taxpayer Relief Act of 1997, a publicly traded partnership that is currently governed by this provision may elect to continue its partnership tax status beyond December 31, 1997 by agreeing to pay an annual 3.5% Federal tax on its gross income for Federal income tax purposes (principally revenues less cost of land sold). The Partnership has elected to continue its Partnership status beyond December 31, 1997. Selling, general and administrative expenses include Federal tax of $60,612, $9,238 and $19,980 for the years ended September 30, 2002, 2001 and 2000, respectively.

            The partners are required to include in their income tax returns their share of the Partnership's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The Partnership is on a calendar year end for income tax purposes.

Note 7.   Lease information:

            During the years ended September 30, 2002, 2001 and 2000 the Partnership occupied its office facility in a building owned by an entity related by common ownership. During the year ended September 30, 2002, the building was sold. In February 2002, the Partnership entered into a month-to-month lease with the new owners. The lease terms call for monthly rental payments of $797. Prior to February 2002, the Partnership did not incur any rent at this office facility. Other long-term operating leases on personal property are not considered material.

                  Royal Palm Beach Colony, Limited Partnership

                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


Note 8.   Other transactions:

            A subsidiary of the Company, Royal Palm Beach Utilities Company ("Utilities"), previously sold to the Village of Royal Palm Beach ("Village") all of its assets, consisting of a water treatment and distribution system and a sanitary sewer collection, treatment and disposal system located in the Village. The sale requires payments to be received by Utilities, as future connections (as measured by increases in consumption) are added to the system, over a period through August 11, 2004. Should consumption not increase sufficiently, the Partnership and Liquidating Agent (see Note 2) would not receive the full sale amount. The maximum proceeds to Utilities approximates $13,410,000, of which, under the terms of the sale, approximately $3,358,000 had not yet been received as of September 30, 2002. In addition, the Partnership had the right to receive up to $500,000, of which $419,730 has already been received, as the Village collects guaranteed revenues from developers.

            Since future increases in consumption and payment of guaranteed revenues cannot be assured and, therefore, the extent of future payments to the Partnership and Liquidating Agent is uncertain, the Partnership accounts for this transaction utilizing the cost recovery method of accounting. The Partnership has previously fully recovered its cost and recognizes profit on the sale as increases in consumption generate amounts due to the Partnership and as the Village collects guaranteed revenues from developers. Revenues related to the sale of the utility system of $442,478 and $548,317 were recognized for fiscal years 2001 and 2000 respectively.

            On October 25, 2002, the Partnership entered into an Agreement with the Village and Steinco whereby each Unitholder of record will receive an undivided interest in the proceeds to be received from the above transactions after the liquidation date, net of a 5% distribution fee retained by the Village. Such proceeds could further be reduced by liabilities of the Partnership which are discovered after the liquidation date.

            For the year ended September 30, 2002, gross proceeds related to the sale of the utility system amounted to $728,818 and accordingly the Partnership has recognized $692,377 as revenues in 2002, such amount being net of the 5% distribution fee.


Note 9.   Revenues:


          Revenues consist of the following:
                                                                     Years ended September 30,
                                                           --------------------------------------------
                                                                2002           2001            2000
                                                           -------------  -------------   -------------
              Net sales of land                            $  3,413,003   $    595,000    $  1,436,250
              Interest income                                    50,682         36,730          52,544
              Sale of utility system (Note 8)                   692,377        442,478         548,317
              Other                                                 310            287          21,110
                                                           -------------  -------------   -------------

                                                           $  4,156,372   $  1,074,495    $  2,058,221
                                                           =============  =============   =============


                                      Royal Palm Beach Colony, Limited Partnership

                                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                     YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


Note 10.  Comparative quarterly financial information (unaudited):


                                                First            Second            Third             Fourth
                                               quarter           quarter          quarter            quarter         Full year
                                             -----------       -----------       -----------       -----------      -----------
           2002:
           Revenues:                         $ 1,632,841       $   360,238       $ 1,449,055       $   714,238      $ 4,156,372
           Cost and expenses                     881,382           238,328           748,138           162,666        2,030,514
                                             -----------       -----------       -----------       -----------      -----------

           Net income                        $   751,459       $   121,910       $   700,917       $   551,572      $ 2,125,858
                                             ===========       ===========       ===========       ===========      ===========

           Net income per unit               $      0.17       $      0.03       $      0.16       $      0.11      $      0.47
                                             ===========       ===========       ===========       ===========      ===========

           2001:
           Revenues:                         $    19,538       $   341,920       $   261,630       $   451,407      $ 1,074,495
           Cost and expenses                      86,979           476,599           219,976           118,519          902,073
                                             -----------       -----------       -----------       -----------      -----------

           Net income (loss)                 $   (67,441)      $  (134,679)      $    41,654       $   332,888      $   172,422
                                             ===========       ===========       ===========       ===========      ===========

           Net income (loss) per un$t              (0.01)      $     (0.03)      $      0.01       $      0.07      $      0.04
                                             ===========       ===========       ===========       ===========      ===========


           2000:
           Revenues:                         $    15,751       $ 1,332,197       $    31,866       $   678,407      $ 2,058,221
           Cost and expenses                     137,278         1,299,159           145,564           195,696        1,777,697
                                             -----------       -----------       -----------       -----------      -----------

           Net income (loss)                 $  (121,527)      $    33,038       $  (113,698)      $   482,711      $   280,524
                                             ===========       ===========       ===========       ===========      ===========

           Net income (loss) per unit $            (0.03)      $      0.01       $     (0.03)      $      0.11      $      0.06
                                             ===========       ===========       ===========       ===========      ===========